Form 10-Q
period 2021-06-30
Biotech Acquisition Co
filed 2021-08-11
CIK 1825413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 10, 2021, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

BIOTECH ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BIOTECH ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$936,270	$—
Prepaid expenses	340,510	—
Total Current Assets	1,276,780	—

Deferred offering costs	—	89,500
Marketable securities held in Trust Account	230,009,642	—
TOTAL ASSETS	$231,286,422	$89,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$331,346	$—
Promissory note – related party	—	69,500
Total Current Liabilities	331,346	69,500

Warrant liabilities	15,110,000	—
Deferred underwriting commission payable	8,650,000
Total Liabilities	24,091,346	69,500

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 20,218,660 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	202,195,076	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,781,340 and no shares issued and outstanding (excluding 20,218,660 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	278	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding, at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	7,525,141	24,425
Accumulated deficit	(2,525,994)	(5,000)
Total Shareholders’ Equity	5,000,000	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$231,286,422	$89,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating and formation costs	$463,281	$610,353
Loss from operations	(463,281)	(610,353)

Other income (expense):
Interest income – bank	22	36
Interest earned on marketable securities held in Trust Account	5,735	9,642
Change in fair value of warrants	(4,610,000)	(1,400,000)
Transaction cost – warrants	—	(520,319)
Other loss	(4,604,243)	(1,910,641)

Net loss	$(5,067,524)	$(2,520,994)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	20,725,908	20,601,773

Basic and diluted net loss per share, Class A ordinary shares subject to redemption	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	8,024,092	7,661,208

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.63)	$(0.33)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	—	$—	5,750,000	$575	$24,425	$(5,000)	$20,000

Sale of 23,000,000 Units, net of underwriting discounts, initial fair value of Public Warrants, and offering expenses	23,000,000	2,300	—	—	208,433,770	—	208,436,070

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	1,260,000	—	1,260,000

Class A ordinary shares subject to redemption	(20,725,908)	(2,073)	—	—	(207,260,524)	—	(207,262,597)

Net income	—	—	—	—	—	2,546,530	2,546,530
Balance – March 31, 2021	2,274,092	$227	5,750,000	$575	$2,457,671	$2,541,530	$5,000,003

Change in value of Class A ordinary shares subject to redemption	507,248	51	—	—	5,067,470	—	5,067,521

Net loss	—	—	—	—	—	(5,067,524)	(5,067,524)

Balance – June 30, 2021	2,781,340	$278	5,750,000	$575	$7,525,141	$(2,525,994)	$5,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,520,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	1,400,000
Interest earned on marketable securities held in Trust Account	(9,642)
Transaction costs incurred in connection with IPO	520,319
Changes in operating assets and liabilities:
Prepaid expenses	(340,510)
Accounts payable and accrued expenses	331,346
Net cash used in operating activities	(619,481)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000
Proceeds from sale of Private Warrants	6,000,000
Refund of over payment of promissory note	25,000
Proceeds from promissory note – related party	60,910
Payments made on promissory note - related party	(155,410)
Payment of offering costs	(374,749)
Net cash provided by financing activities	231,555,751

Net Change in Cash	936,270
Cash – Beginning of period	—
Cash – End of period	$936,270

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$204,195,750
Change in value of ordinary shares subject to possible redemption	$(2,000,674)
Deferred underwriting commission payable	$8,650,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period September 3, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

JUNE 30, 2021

(Unaudited)

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash of $936,270 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 27th, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 3rd, 2021 (see Note 2). The interim results for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the Private Placement, $230 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,114,249 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $520,319 of the offering costs were related to the warrant liabilities and charged to the statements of operations. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, on January 28, 2021, offering costs totaling $13,114,249 (consisting of $4,000,000 in underwriters’ discount, $8,650,000 in deferred underwriters’ discount, and $464,249 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities of $520,319 have been expensed and presented as non-operating expenses in the statements of operations and offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statements of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A and B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, net of applicable franchise and income taxes, by the weighted average number of Class A and B non-redeemable ordinary shares outstanding for the period. Class A and B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption Interest earned on marketable securities held in Trust Account	$5,042	$8,476
Net income allocable to Class A ordinary shares subject to possible redemption	$5,042	$8,476
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average Class A ordinary shares outstanding	20,725,908	20,601,773
Basic and Basic and diluted net income per Class A ordinary share	$(0.00)	$(0.00)

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(5,067,524)	$(2,520,994)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(5,042)	(8,476)
Non-Redeemable Net Loss	$(5,072,566)	$(2,529,470)
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	8,024,092	7,661,208
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.63)	$(0.33)

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement commencing on January 25, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000 in fees for these services, respectively. A total of $50,000 is included in accrued expenses in the accompanying June 30, 2021 condensed balance sheets.

Promissory Note — Related Party

On September 8, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Initial Public Offering. As of January 28, 2021, $130,410 was outstanding under the Promissory Note. On March 4, 2021, $130,410 was paid to the sponsor to reduce the balance of the Promissory Note to $0. As of June 30, 2021, $0 was outstanding under the Promissory Note.

Sponsor Commitment

On August 11, 2021, the Sponsor committed to provide the Company with an aggregate of $200,000 in loans. The loans, if issued, will be non-interest bearing, unsecured, convertible into warrants with terms identical to the Private Placement Warrants at a price of $1.00 per warrant and repaid upon the consummation of an initial business combination to the extent then outstanding. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except to the extent described in the preceding paragraph, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,781,340 Class A ordinary shares issued and outstanding, excluding 20,218,660 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

JUNE 30, 2021

(Unaudited)

NOTE 8. WARRANTS

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

JUNE 30, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $230,009,642 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,
	Level	2021
Assets:
Cash and marketable securities held in Trust Account	1	$230,009,642

Liabilities:
Warrant liability – Public Warrants	1	$9,890,000
Warrant liability – Private Placement Warrants	3	$5,220,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

The key inputs into the binomial lattice model for the Warrants were as follows:

	January 28, 2021 (Initial Measurement)		June 30, 2021
Input	Public Warrants	Private Warrants	Private Warrants
Market price of public shares	$9.61	$9.61	9.67
Risk-free rate	1.00%	1.00%	0.86%
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	11.50
Effective expiration date	6/12/26	6/12/26	6/12/26
One-touch hurdle	$18.13

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 28, 2021	4,740,000	8,970,000	13,710,000
Change in valuation inputs or other assumptions	480,000	920,000	1,400,000
Fair value as of June 30, 2021	$5,220,000	$9,890,000	$15,110,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for our initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months and six months ended June 30, 2021, we had net loss of approximately $5.1 million and $2.5 million respectively, which consists of loss of approximately $4.6 million and $1.4 million derived from the changes in fair value of the warrant liabilities offset by operational and formation costs of $.5 million and $.6 million, and transaction costs allocated to warrant liabilities of $.5 million for the six months ended June 30, 2021.

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

For the six months ended June 30, 2021, net cash used in operating activities was $619,481. Net loss of $2,520,994 was affected by noncash charges (income) related to the change in fair value of the warrant liabilities of approximately ($1.4) million and transaction costs associated with the IPO of approximately $0.5 million. Changes in operating assets and liabilities used $9,164 of cash from operating activities.

At June 30, 2021, we had cash held in the Trust Account of $230,009,642. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commission and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $936,270 held outside of the Trust Account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On August 11, 2021, our Sponsor committed to provide us with an aggregate of $200,000 in loans. The loans, if issued, will be non-interest bearing, unsecured, convertible into warrants with terms identical to the private placement warrants at a price of $1.00 per warrant and repaid upon the consummation of an initial business combination to the extent then outstanding. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

Excluding the commitment noted above, we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In such circumstances, our Sponsor, an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. However, the terms of any such loans have not been determined, except to the extent described in the preceding paragraph. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the severability of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in January 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This matter was brought to our attention when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “Staff Statement”). The Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness described above and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described above and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, the material weakness described above had not been fully remediated.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the Staff Statement focused on certain terms and provisions similar to those contained in the warrant agreement governing our warrants. As a result of the Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined that the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value from period to period to be reported in earnings on our statements of operations.

We have recorded our warrant liability at fair value as of the issuance of the warrants, as determined by us based upon a valuation report obtained from a third-party valuation firm. This warrant liability is subject to adjustment for changes in fair value during subsequent reporting periods, with each such change being reported as a non-cash gain or loss in our relevant statements of operations. The impact of such changes in fair value on our earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4).
4.4	Warrant Agreement, dated January 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Promissory Note, dated September 8, 2020, issued to Biotech Sponsor LLC. (2)
10.2	Letter Agreement, dated January 25, 2021, by and among the Company, its officers, directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, January 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated January 25, 2021, by and between the Company and the Sponsor. (1)
10.5	Securities Subscription Agreement, dated September 8, 2020, by and between the Company and the Sponsor. (2)
10.6	Sponsor Warrants Purchase Agreement, dated January 25, 2021, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement (2)
10.8	Administrative Support Agreement, dated January 25, 2021, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on January 29, 2021.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s registration statement on Form S-1/A, filed on January 12, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTECH ACQUISITION COMPANY

Date: August 11, 2021	/s/ Michael Shleifer
	Name:	Michael Shleifer
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas Fratacci
Name:	Thomas Fratacci
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)