Form 10-Q
period 2021-09-30
Biotech Acquisition Co
filed 2021-11-17
CIK 1825413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 16, 2021, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

BIOTECH ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Audited)	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from September 3, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the Period from September 3, 2020 (inception) through September 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from September 3, 2020 (inception) through September 30, 2020 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 5. Other information	30
Item 6. Exhibits	30
Part III. Signatures	31

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BIOTECH ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$402,397	$—
Prepaid expenses	271,762	—
Total Current Assets	674,159	—

Deferred offering costs	—	89,500
Marketable securities held in Trust Account	230,015,440	—
TOTAL ASSETS	$230,689,599	$89,500

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$357,683	$—
Advances from related parties	870
Promissory note – related party	—	69,500
Total Current Liabilities	358,553	69,500

Warrant liabilities	11,544,000	—
Deferred underwriting commission payable	8,650,000
Total Liabilities	20,552,553	69,500

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 23,000,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	230,015,440	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding, at September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(19,878,969)	(5,000)
Total Shareholders’ (Deficit) Equity	(19,878,394)	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$230,689,599	$89,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from September 3, 2020 (Inception) Through September 30, 2020
Operating and formation costs	$629,850	$1,240,203	$5,000
Loss from operations	(629,850)	(1,240,203)	(5,000)

Other income:
Interest income – bank	22	58	—
Interest earned on marketable securities held in Trust Account	5,798	15,440	—
Change in fair value of warrants	3,566,000	2,166,000	—
Transaction cost – warrants	—	(520,319)	—
Other income, net	3,571,820	1,661,179	—

Net income (loss)	$2,941,970	$420,976	$(5,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	20,641,026	—

Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.02	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,673,077	5,000,000

Basic and diluted net income per share, Class B ordinary shares	$0.10	$0.02	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	5,750,000	$575	$24,425	$(5,000)	$20,000

Proceeds in excess of fair value of Private placement warrants	—	—	—	—	1,260,000	—	1,260,000

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(1,284,425)	(20,283,412)	(21,567,837)

Net income	—	—	—	—	—	2,546,530	2,546,530
Balance – March 31, 2021 (Restated)	—	$—	5,750,000	$575	$—	$(17,741,882)	$(17,741,307)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(5,735)	(5,735)

Net loss	—	—	—	—	—	(5,067,524)	(5,067,524)

Balance – June 30, 2021 (Restated)	—	$—	5,750,000	$575	$—	$(22,815,141)	$(22,814,566)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(5,798)	(5,798)

Net income	—	—	—	—	—	2,941,970	2,941,970

Balance – September 30, 2021	—	$—	5,750,000	$575	$—	$(19,878,969)	$(19,878,394)

THE PERIOD FROM SEPTEMBER 3, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 3, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020	—	$—	5,750,000	$575	$24,425	$(5,000)	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from September 3, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$420,976	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,166,000)	—
Interest earned on marketable securities held in Trust Account	(15,440)	—
Transaction costs incurred in connection with IPO	520,319	—
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Changes in operating assets and liabilities:		—
Prepaid expenses	(271,762)	—
Accounts payable and accrued expenses	357,683	—
Net cash used in operating activities	(1,154,224)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placement Warrants	6,000,000	—
Advances from related party	870	—
Refund of over payment of promissory note	25,000	—
Proceeds from promissory note – related party	60,910	—
Payments made on promissory note - related party	(155,410)	—
Payment of offering costs	(374,749)	—
Payment of deferred offering costs	—	—
Net cash provided by financing activities	231,556,621	—

Net Change in Cash	402,397	—
Cash – Beginning	—	—
Cash – Ending	$402,397	$—

Non-cash investing and financing activities:
Initial classification of public warrant liability	$8,970,000	$—
Initial classification of private warrant liability	$4,740,000	$—
Initial classification of Class A ordinary shares subject to possible redemption	$230,015,440	$—
Deferred underwriting commission payable	$8,650,000	$—
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000
Payment of offering costs through the issuance of promissory note	$—	$69,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period September 3, 2020 (inception) through September 30, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering became effective on January 25, 2021. On January 28, 2021, the Company consummated the Initial Public Offering, selling 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, as described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Biotech Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 5.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $402,397 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management, in consultation with its advisors, identified a correction required to be made in its previously issued financial statements. The requirement to make the change arose from the manner in which, as of the closing of the Company’s Initial Public Offering, the Company valued its Class A ordinary shares subject to possible redemption. The Company previously determined the value of such Class A ordinary shares to be equal to the redemption value of such shares, after taking into consideration the terms of the Company’s Amended and Restated Memorandum and Articles of Association, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, and in light of SEC comments recently reported in respect of other special purpose acquisition companies (“SPACs”), that the Class A ordinary shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its Class A ordinary shares subject to possible redemption should reflect the possible redemption of all Class A ordinary shares. As a result, management has noted a required reclassification related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share, to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates, as the most likely outcome, a Business Combination in which both classes of ordinary shares share pro rata in the income (loss) of the Company. There is no resulting impact on previously reported amounts for total assets, total liabilities, cash flows, or net income (loss).

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table summarizes the effect of the restatement on each financial statement line item as of the dates and for the periods indicated below.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of January 28, 2021 (Unaudited)
Class A ordinary shares subject to possible redemption	$204,195,750	$25,804,250	$230,000,000
Class A ordinary shares	$258	$(258)	$—
Additional paid-in capital	$5,524,487	$(5,524,487)	$—
Accumulated deficit	$(525,319)	$(20,279,505)	$(20,804,824)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(25,804,250)	$(20,804,249)
Number of Class A ordinary shares subject to redemption	20,419,575	2,580,425	23,000,000
Number of Class A ordinary shares	2,580,425	(2,580,425)	—

Balance Sheet as of March 31, 2021 (Unaudited)
Class A ordinary shares subject to possible redemption	$207,262,597	$22,741,310	$230,003,907
Class A ordinary shares	$227	$(227)	$—
Additional paid-in capital	$2,457,671	$(2,457,671)	$—
Accumulated deficit	$2,541,530	$(20,283,412)	$(17,741,882)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(22,741,310)	$(17,741,307)
Number of Class A ordinary shares subject to redemption	20,725,908	2,274,092	23,000,000
Number of Class A ordinary shares	2,274,092	(2,274,092)	—

Balance Sheet as of June 30, 2021 (Unaudited)
Class A ordinary shares subject to possible redemption	$202,195,076	$27,814,566	$230,009,642
Class A ordinary shares	$278	$(278)	$—
Additional paid-in capital	$7,525,141	$(7,525,141)	$—
Accumulated deficit	$(2,525,994)	$(20,289,147)	$(22,815,141)
Total Shareholders’ Equity (Deficit)	$5,000,000	$(27,814,566)	$(22,814,566)
Number of Class A ordinary shares subject to redemption	20,218,660	2,781,340	23,000,000
Number of Class A ordinary shares	2,781,340	(2,781,340)	—

Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,419,575	(4,575,131)	15,844,444
Basic and diluted net income per share, Class A ordinary shares	$—	$0.12	$0.12
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,083,263	(1,566,596)	5,516,667
Basic and diluted net income per share, Class B ordinary shares	$0.36	$(0.24)	$0.12

Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,725,908	2,274,092	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.18)	$(0.18)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,024,092	(2,274,092)	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$(0.63)	$0.45	$(0.18)

Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)	20,601,773	(1,159,784)	19,441,989
Basic and diluted weighted average shares outstanding, Class A ordinary shares	$—	$(0.10)	$(0.10)
Basic and diluted net income per share, Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,661,208	(2,027,230)	5,633,978
Basic and diluted net income per share, Class B ordinary shares	$(0.33)	$0.23	$(0.10)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Sale of 23,000,000 Units, net of underwriting discounts, initial fair value of Public Warrants, and offering expenses	$208,436,070	$(208,436,070)	$—
Class A ordinary shares	$227	$(227)	$—
Class A ordinary shares subject to redemption	$(207,262,597)	$207,262,597	$—
Accretion for Class A ordinary shares to redemption amount	$—	$(21,567,837)	$(21,567,837)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(22,741,310)	$(17,741,307)
Number of Class A ordinary shares not subject to redemption	2,274,092	(2,274,092)	—

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Class A ordinary shares	$278	$(278)	$—
Change in value of Class A ordinary shares subject to redemption	$5,067,521	$(5,067,251)	$—
Total Shareholders’ Equity (Deficit)	$5,000,000	$(27,814,566)	$(22,814,566)
Number of Class A ordinary shares not subject to redemption	2,781,340	(2,781,340)	—

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$204,195,750	$25,804,250	$230,000,000

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$204,195,750	$25,804,250	$230,000,000

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 27th, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 3rd, 2021 (see Note 3). The interim results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the Private Placement, $230 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(8,970,000)
Class A ordinary shares issuance costs	(12,593,930)
Plus:
Accretion of carrying value to redemption value - IPO	$21,563,930
Accretion of carrying value to redemption value	15,440

Class A ordinary shares subject to possible redemption	$230,015,440

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,114,249 were initially charged to shareholders’ equity upon the completion of the Initial Public Offering, and $520,319 of the offering costs were related to the warrant liabilities and charged to the statements of operations. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, on January 28, 2021, offering costs totaling $13,114,249 (consisting of $4,000,000 in underwriters’ discount, $8,650,000 in deferred underwriters’ discount, and $464,249 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs associated with warrant liabilities of $520,319 have been expensed and presented as non-operating expenses in the statements of operations and offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Earnings per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the dilutive warrants is contingent upon the occurrence of future events. Additionally, the private placement warrants are excluded from the calculation due to being not-in-the-money, therefore, anti-dilutive as of September 30, 2021. The warrants are exercisable to purchase 17,500,000 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary shares is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from September 3, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,353,576	$588,394	$330,217	$90,759	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	20,641,026	5,673,077	—	5,000,000
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.02	$0.02	$—	$—

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10.)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes a full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for an aggregate purchase price of $6,000,000) from the Company in a private placement. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Administrative Services Agreement

The Company entered into an agreement commencing on January 25, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 in fees for these services, respectively. For the period from September 3, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services. A total of $10,000 is included in accounts payable and accrued expenses in the accompanying September 30, 2021 condensed balance sheet.

Promissory Note — Related Party

On September 8, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Initial Public Offering. As of January 28, 2021, $130,410 was outstanding under the Promissory Note. On March 4, 2021, $130,410 was paid to the sponsor to reduce the balance of the Promissory Note to $0. As of September 30, 2021, $0 was outstanding under the Promissory Note.

Sponsor Commitment

On November 10, 2021, the Sponsor committed to provide the Company with an aggregate of $600,000 in loans. The loans, if issued, will be non-interest bearing, unsecured, convertible into warrants with terms identical to the Private Placement Warrants at a price of $1.00 per warrant and repaid upon the consummation of an initial business combination to the extent then outstanding. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except to the extent described in the preceding paragraph, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 23,000,000 and no shares of Class A ordinary shares issued and outstanding subject to possible redemption, which are presented as temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

At September 30, 2021, assets held in the Trust Account were comprised of $230,015,440 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,
	Level	2021
Assets:
Cash and marketable securities held in Trust Account	1	$230,015,440

Liabilities:
Warrant liability – Public Warrants	1	$7,590,000
Warrant liability – Private Placement Warrants	3	$3,954,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

The key inputs into the binomial lattice model for the Warrants were as follows:

	January 28, 2021 (Initial Measurement)		September 30, 2021
Input	Public Warrants	Private Warrants	Private Warrants
Market price of public shares	$9.61	$9.61	9.74
Risk-free rate	1.00%	1.00%	0.94%
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	11.50
Effective expiration date	6/12/26	6/12/26	6/12/26
One-touch hurdle	$18.13

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 28, 2021	4,740,000	8,970,000	13,710,000
Change in valuation inputs or other assumptions	(786,000)	(1,380,000)	(2,166,000)
Fair value as of September 30, 2021	$3,954,000	$7,590,000	$11,544,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued.

On November 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blade Therapeutics, Inc., a Delaware corporation (“Blade”), Blade Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Blade Merger Sub”), Biotech Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the closing (the “Closing”) of the stockholders of the Company as of immediately prior to the Closing and their successors and assignees (in such capacity, the “BAC Representative”), and Jean-Frédéric Viret in the capacity as the representative of the Earnout Participants (as defined in the Merger Agreement) from and after the Closing (in such capacity, the “Blade Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation (the “Conversion”) and (ii) at the Closing, and following the Conversion and the PIPE Investment (defined below), Blade Merger Sub will merge with and into Blade (the “Merger”), with Blade continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Blade stockholder receiving shares of the Company’s common stock at the Closing. Simultaneously with entering into the Merger Agreement, the Company entered into Subscription Agreements (as defined below) with investors (the “PIPE Investors”) to purchase a total of 2,430,000 shares of the Company’s common stock in a private equity investment (the “PIPE”) for a purchase price equal to $10.00 per share and aggregate gross proceeds to the Company equal to $24,300,000. The PIPE Investors include certain existing Blade stockholders.

The total consideration received by Blade security holders from the Company at the Closing will have an aggregate value equal to $280,000,000 less the value of certain contingent payments that may become payable to Blade’s current Series C-1 Preferred Stockholders (the “Merger Consideration”), payable, in the case of Blade stockholders, solely in newly issued shares of the Company’s common stock and, in the case of Blade option holders, by assumption of such options by the Company (valued based on the net spread of such options),  plus the additional contingent right to receive the Earnout Shares (as defined below) after the Closing, as described below. All preferred stock of Blade and all convertible promissory notes of Blade will be required to be converted into shares of Blade common stock prior to the Closing, and will share in the Merger Consideration. All warrants of Blade will be required to be exercised in full on a cash or cashless basis or terminated without exercise, as applicable and in accordance with their respective terms prior to the Closing.

In addition to the Merger Consideration set forth above, the Earnout Participants will also have a contingent right to receive up to an additional 3,500,000 shares of the Company’s common stock (the “Earnout Shares”) after the Closing based on the stock price performance of the Company’s common stock (the “Earnout Period”). The Earnout Shares will become issuable if, during the Earnout Period, the closing price of the Company’s common stock is equal to or greater than $15.00 per share for any 20 trading days within any 30 trading day period (the “Price Earnout Milestone”) or, prior to the occurrence of a Price Earnout Milestone, (A) the Company consummates a sale, merger, consolidation, liquidation, exchange offer or other similar transaction that results in the stockholders of the Company immediately prior to such transaction having beneficial ownership of less than fifty percent (50%) of the outstanding voting securities of the Company or the surviving entity in such transaction, directly or indirectly, immediately following such transaction, (B) the Company consummates a “going private transaction” or otherwise ceases to be subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or (C) the Company’s Common Stock ceases to be listed on a national securities exchange. Unlike the Merger Consideration, the Earnout Shares will be allocated among Blade’s security holders on a fully-diluted basis as of the Closing, without treating assumed Blade options on a net exercise basis, and with holders of unvested Blade options receiving restricted stock units for a number of shares of common stock of the Company equal to such portion of the Earnout Shares otherwise issuable to such Earnout Participant in respect of such unvested Blade options.

Simultaneously with the execution of the Merger Agreement, the Company and Blade entered into subscription agreements (collectively, the “Subscription Agreements”) with PIPE Investors for an aggregate purchase of 2,430,000 shares of the Company’s common stock, par value $0.0001 per share (the “PIPE Shares”), at a price of $10.00 per share, for an aggregate of $24,300,000, in a private placement to be consummated simultaneously with the Closing (the “PIPE Investment”). The consummation of the transactions contemplated by the Subscription Agreements is conditioned on the concurrent Closing and other customary closing conditions. Among other things, each PIPE Investor agreed in the Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

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

Recent Developments

On November 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blade Therapeutics, Inc., a Delaware corporation (“Blade”), Blade Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Blade Merger Sub”), Biotech Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the closing (the “Closing”) of the stockholders of the Company as of immediately prior to the Closing and their successors and assignees (in such capacity, the “BAC Representative”), and Jean-Frédéric Viret in the capacity as the representative of the Earnout Participants (as defined in the Merger Agreement) from and after the Closing (in such capacity, the “Blade Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation (the “Conversion”) and (ii) at the Closing, and following the Conversion and the PIPE Investment (defined below), Blade Merger Sub will merge with and into Blade (the “Merger”), with Blade continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Blade stockholder receiving shares of the Company’s common stock at the Closing. Simultaneously with entering into the Merger Agreement, the Company entered into Subscription Agreements (as defined below) with investors (the “PIPE Investors”) to purchase a total of 2,430,000 shares of the Company’s common stock in a private equity investment (the “PIPE”) for a purchase price equal to $10.00 per share and aggregate gross proceeds to the Company equal to $24,300,000. The PIPE Investors include certain existing Blade stockholders.

The total consideration received by Blade security holders from the Company at the Closing will have an aggregate value equal to $280,000,000 less the value of certain contingent payments that may become payable to Blade’s current Series C-1 Preferred Stockholders (the “Merger Consideration”), payable, in the case of Blade stockholders, solely in newly issued shares of the Company’s common stock and, in the case of Blade option holders, by assumption of such options by the Company (valued based on the net spread of such options),  plus the additional contingent right to receive the Earnout Shares (as defined below) after the Closing, as described below. All preferred stock of Blade and all convertible promissory notes of Blade will be required to be converted into shares of Blade common stock prior to the Closing, and will share in the Merger Consideration. All warrants of Blade will be required to be exercised in full on a cash or cashless basis or terminated without exercise, as applicable and in accordance with their respective terms prior to the Closing.

In addition to the Merger Consideration set forth above, the Earnout Participants will also have a contingent right to receive up to an additional 3,500,000 shares of the Company’s common stock (the “Earnout Shares”) after the Closing based on the stock price performance of the Company’s common stock (the “Earnout Period”). The Earnout Shares will become issuable if, during the Earnout Period, the closing price of the Company’s common stock is equal to or greater than $15.00 per share for any 20 trading days within any 30 trading day period (the “Price Earnout Milestone”) or, prior to the occurrence of a Price Earnout Milestone, (A) the Company consummates a sale, merger, consolidation, liquidation, exchange offer or other similar transaction that results in the stockholders of the Company immediately prior to such transaction having beneficial ownership of less than fifty percent (50%) of the outstanding voting securities of the Company or the surviving entity in such transaction, directly or indirectly, immediately following such transaction, (B) the Company consummates a “going private transaction” or otherwise ceases to be subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or (C) the Company’s Common Stock ceases to be listed on a national securities exchange. Unlike the Merger Consideration, the Earnout Shares will be allocated among Blade’s security holders on a fully-diluted basis as of the Closing, without treating assumed Blade options on a net exercise basis, and with holders of unvested Blade options receiving restricted stock units for a number of shares of common stock of the Company equal to such portion of the Earnout Shares otherwise issuable to such Earnout Participant in respect of such unvested Blade options.

Simultaneously with the execution of the Merger Agreement, the Company and Blade entered into subscription agreements (collectively, the “Subscription Agreements”) with PIPE Investors for an aggregate purchase of 2,430,000 shares of the Company’s common stock, par value $0.0001 per share (the “PIPE Shares”), at a price of $10.00 per share, for an aggregate of $24,300,000, in a private placement to be consummated simultaneously with the Closing (the “PIPE Investment”). The consummation of the transactions contemplated by the Subscription Agreements is conditioned on the concurrent Closing and other customary closing conditions. Among other things, each PIPE Investor agreed in the Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for our initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2021, we had a net income of $2,941,970, which consists of the change in fair value of warrant liabilities of $3,566,000, interest earned from the bank of $22, and interest earned from marketable securities held in the Trust Account of $5,798, offset by formation and operational costs of $629,850.

For the nine months ended September 30, 2021, we had a net income of $420,976, which consists of the change in fair value of warrant liabilities of $2,166,000, interest earned from the bank of $58, and interest earned from marketable securities held in the Trust Account of $15,440, offset by formation and operational costs of $1,240,203 and transaction costs associated with the Initial Public Offering of $520,319.

For the period from September 3, 2020 (inception) through September 30, 2020, we had a net loss of $5,000, which consists of formation and operational costs.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $1,154,224. Net income of $420,976 was affected by noncash charges (income) related to the change in fair value of the warrant liabilities of $2,166,000, transaction costs associated with the IPO of $520,319, and interest earned on marketable securities held in the Trust Account of $15,440. Changes in operating assets and liabilities provided $85,921 of cash from operating activities.

For the period from September 3, 2020 (inception) through September 30, 2020, there was no cash used in operating activities.

At September 30, 2021, we had cash held in the Trust Account of $230,015,440. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commission and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $402,397 held outside of the Trust Account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On November 10, 2021, our Sponsor committed to provide us with an aggregate of $600,000 in loans. The loans, if issued, will be non-interest bearing, unsecured, convertible into warrants with terms identical to the private placement warrants at a price of $1.00 per warrant and repaid upon the consummation of an initial business combination to the extent then outstanding. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income per Common Share

Net income (loss) per ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, including the standard referenced in the next paragraph, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments which, due to its impact on our financial statements, represents a material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness described above and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described above and expanded and improved our review process for complex securities and related accounting standards. As of September 30, 2021, the material weakness described above had not been remediated.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management, in consultation with its advisors, identified a correction required to be made in certain of its previously issued financial statements. The requirement to make the change arose from the manner in which, as of the closing of the Company’s Initial Public Offering, the Company valued its Class A ordinary shares subject to possible redemption. The Company previously determined the value of such Class A ordinary shares  to be equal to the redemption value of such shares, after taking into consideration the terms of the Company’s Amended and Restated Memorandum and Articles of Association, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, and in light of SEC comments recently reported in respect of other special purpose acquisition companies (“SPACs”), that the Class A ordinary shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its Class A ordinary shares subject to possible redemption should reflect the possible redemption of all Class A ordinary shares. As a result, management has noted a required reclassification related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

The foregoing represents a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in our accounting classification of complex financial instruments, and other matters that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

There will be risks associated with the planned Business Combination.

There will be risks associated with the planned Business Combination, which we will discuss more fully in the Registration Statement on Form S-4 that we expect to file in connection with effectuating our Business Combination with Blade. Any of these risks could result in a material adverse effect on our results of operations, financial condition, business or prospects. Additional risk factors not currently known to us, or which we currently deem immaterial, could also have a material adverse effect on our results of operations, financial condition, business or prospects.

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

Item 5. Other Information.

On November 8, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blade Therapeutics, Inc., a Delaware corporation (“Blade”), and other related parties. Pursuant to the Merger Agreement, we and Blade will consummate a business combination (the “Business Combination”). For a further description of the Merger Agreement and the planned Business Combination, see Item 2 herein, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

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

BIOTECH ACQUISITION COMPANY

Date: November 16, 2021	/s/ Michael Shleifer
	Name:	Michael Shleifer
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas Fratacci
Name:	Thomas Fratacci
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)