Form 10-K
period 2021-12-31
Biotech Acquisition Co
filed 2022-03-08
CIK 1825413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _________

Commission file number: 001-39935

BIOTECH ACQUISITION COMPANY
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 West 25th Street, 20th Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 227-1905

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	BIOTU	The Nasdaq Stock Market LLC
Class A ordinary shares	BIOT	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	BIOTW	The Nasdaq Stock Market LLC

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

The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2021, as reported on the Nasdaq Capital Market, was $222,410,000.

As of March 7, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding, for a total of 28,750,000 of the Company’s ordinary shares outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the Blade Merger (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association in effect upon completion of our initial public offering;

●	“Amended and Restated Registration Rights Agreement” are to the Registration Rights Agreement, dated January 25, 2021, as amended and restated in its entirety on November 8, 2021, by and among the Company, the sponsor and certain equity holders of Blade (as defined below);

●	“BAC Representative” are to the sponsor (as defined below), in the capacity as the representative from and after the closing of the Blade Merger of our shareholders as of immediately prior to the closing and their successors and assignees;

●	“Blade ” are to Blade Therapeutics, Inc., a Delaware corporation;

●	“Blade Lock-Up Agreements” are collectively to the lock-up agreements, dated as of November 8, 2021, by and between the Company and certain stockholders of Blade;

●	“Blade Merger Agreement” are to the Agreement and Plan of Merger, dated as of November 8, 2021, by and among the Company, Blade, Blade Merger Sub (as defined below), the sponsor (and the other parties thereto and in such capacities as described in “Item 1. Business” below;

●	“Blade Merger Sub ” are to Blade Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company;

●	“Merger Registration Statement” are to the registration statement on Form S-4 that we expect to file with the SEC in the near future;

●	“Blade Representative” are to Jean-Frédéric Viret in the capacity as the representative of the Earnout Participants (as defined in the Blade Merger Agreement) from and after the closing of the Blade Merger;

●	“Blade Sponsor Agreement” are to the letter agreement, dated as of November 8, 2021, by and among the Company, Blade and the sponsor;

●	“Blade Subscription Agreements” are collectively to the subscription agreements, dated as of November 8, 2021, by and between the Company and the subscribers thereto;

●	“Blade Voting Agreements” are collectively to the voting agreements, dated as of November 8, 2021, by and among the Company, Blade and certain stockholders of Blade required to approve the Blade Merger;

●	“board of directors” or “board” are to the board of directors of the Company comprised of the directors named in this Report;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001, also referred to as our founder shares;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and our Class A ordinary shares that will be issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to our initial public offering, consummated on January 28, 2021;

●	“initial shareholders” are to our sponsor and the other holders (if any) of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” refer to the letter agreement, dated January 25, 2021, by and among the Company, it officers, its directs and the sponsor;

●	“management” or our “management team” are to our directors and officers;

●	“Marcum” are Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants we issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shareholders” are to the holders of our public shares, including our sponsor, directors and officers to the extent our sponsor, directors or officers purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“IPO Registration Statement” are to the registration statement on Form S-1 filed with the SEC on December 31, 2020 (File No. 333-251834), as amended;

●	“Report” are to this Annual Report on Form 10-K for our fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Biotech Sponsor LLC, a Delaware limited liability company, and references to the experience of our sponsor include the experience of members of our sponsor;

●	“SPRIM” are to SPRIM Global Investments, a life science investment firm in the healthcare industry;

●	“trust account” are to the U.S. based trust account in which an amount of $230,000,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units we sold in our initial public offering, which consist of one public share and one-half of one warrant;

●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) or, when the context requires, to such warrants together with our private placement warrants; and

●	“we,” “us,” “our” or our “Company” are to Biotech Acquisition Company, a Cayman Islands exempted company.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 3, 2020, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses.

On January 28, 2021, we consummated our initial public offering of 23,000,000 units, which included a full exercise of the underwriter’s over-allotment option in the amount of 3,000,000 units. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of our initial public offering, we completed the sale of an aggregate of 6,000,000 private placement warrants to our sponsor, Biotech Sponsor LLC, at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $6,000,000.

A total of $230,000,000, comprised of $226,000,000 of the proceeds from our initial public offering (which amount includes $8,650,000 of the underwriter’s deferred discount) and $4,000,000 of the proceeds of the sale of the private placement warrants, was placed in the trust account maintained by Continental, acting as trustee.

We must complete our initial business combination by January 28, 2023, which is 24 months from the closing of our initial public offering, or until the end of any extended period of time we may be granted as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”). If our initial business combination is not consummated by then, we will cease operations and distribute all the amounts in the trust account.

The Blade Merger

On November 8, 2021, the Company entered into the Blade Merger Agreement with (i) Blade, (ii) Blade Merger Sub, (iii) the sponsor, in the capacity as the representative from and after the closing of the transactions contemplated in the Blade Merger Agreement (the “Closing”) of our stockholders as of immediately prior to the Closing and their successors and assignees (in such capacity, the “BAC Representative”), and (iv) Jean-Frédéric Viret in the capacity as the representative of the Earnout Participants (as defined in the Blade Merger Agreement) from and after the Closing (in such capacity, the “Blade Representative”).

Merger Agreement

General Terms

Pursuant to the Blade Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, we will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation (the “Domestication”) and (ii) at the Closing, and following the Domestication and the PIPE Investment (defined below), Blade Merger Sub will merge with and into Blade (the “Blade Merger”), with Blade continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Blade stockholder receiving shares of our common stock at the Closing (as further described below). Simultaneously with entering into the Blade Merger Agreement, we entered into the Blade Subscription Agreements with investors (the “PIPE Investors”) to purchase a total of 2,430,000 shares of our common stock in a private equity investment (the “PIPE”) for a purchase price equal to $10.00 per share and aggregate gross proceeds to the Company equal to $24,300,000. The PIPE Investors include certain existing Blade stockholders.

The total consideration received by Blade security holders from the Company at the Closing will have an aggregate value equal to $280,000,000 less the value of certain contingent payments that may become payable to Blade’s current Series C-1 Preferred Stockholders (the “Merger Consideration”), payable, in the case of Blade stockholders, solely in newly issued shares of our common stock and, in the case of Blade option holders, by assumption of such options by the Company (valued based on the net spread of such options), plus the additional contingent right to receive the Earnout Shares (as defined below) after the Closing, as described below. All preferred stock of Blade and all convertible promissory notes of Blade will be required to be converted into shares of Blade common stock prior to the Closing, and will share in the Merger Consideration. All warrants of Blade will be required to be exercised in full on a cash or cashless basis or terminated without exercise, as applicable and in accordance with their respective terms prior to the Closing.

Earnout

In addition to the Merger Consideration set forth above, the Earnout Participants will also have a contingent right to receive up to an additional 3,500,000 shares of our common stock (the “Earnout Shares”) after the Closing based on the stock price performance of our common stock (the “Earnout Period”). The Earnout Shares will become issuable if, during the Earnout Period, the closing price of our common stock is equal to or greater than $15.00 per share for any 20 trading days within any 30 trading day period (the “Price Earnout Milestone”) or, prior to the occurrence of a Price Earnout Milestone, (A) we consummates a sale, merger, consolidation, liquidation, exchange offer or other similar transaction that results in our stockholders immediately prior to such transaction having beneficial ownership of less than fifty percent (50%) of the outstanding voting securities of the Company or the surviving entity in such transaction, directly or indirectly, immediately following such transaction, (B) we consummate a “going private transaction” or otherwise ceases to be subject to the reporting obligations under the Exchange Act or (C) our common stock ceases to be listed on a national securities exchange. Unlike the Merger Consideration, the Earnout Shares will be allocated among Blade’s security holders on a fully-diluted basis as of the Closing, without treating assumed Blade options on a net exercise basis, and with holders of unvested Blade options receiving restricted stock units for a number of shares of our common stock equal to such portion of the Earnout Shares otherwise issuable to such Earnout Participant in respect of such unvested Blade options.

Representations and Warranties

The Merger Agreement contains a number of representations and warranties made by the Company as of the date of the Merger Agreement or other specified dates. Certain of the representations and warranties are qualified by materiality or BAC Material Adverse Effect (as hereinafter defined), as well as information provided in the disclosure schedules to the Merger Agreement. “BAC Material Adverse Effect” means, any change, event, circumstance, occurrence, effect, development or state of facts that, individually or in the aggregate, with any other change, event, circumstance, occurrence, effect, development or state of facts has had or would reasonably be expected to prevent or materially delay or materially impact the ability of the Company, Blade Merger Sub and the sponsor to, on a timely basis, consummate the Blade Merger. Notwithstanding the foregoing, the (a) number of the redemptions by our shareholders in connection with or the failure to obtain the approval of our shareholders for, among other things, the adoption of the Blade Merger Agreement, Ancillary Agreements and the Blade Merger, shall not be deemed to be a BAC Material Adverse Effect and (b) in no event shall any of the following be taken into account in determining whether an BAC Material Adverse Effect has occurred or would reasonably be expected to occur: (i) any change in applicable Laws (including COVID-19 Measures) or GAAP or any official interpretation thereof first publicly announced or enacted after the date hereof; (ii) any change, event, effect, development or occurrence that is generally applicable to special purpose acquisition companies and/or blank check companies; (iii) any change in interest rates or economic, political, business, financial, commodity, currency or market conditions generally; or (iv) any earthquake, hurricane, tsunami, tornado, flood, mudslide, wild fire or other natural disaster, act of nature or other force majeure event or any epidemic, disease, outbreak or pandemic (including COVID-19).

The Blade Merger Agreement contains a number of representations and warranties made by Blade as of the date of the Blade Merger Agreement or other specified dates. Certain of the representations and warranties are qualified by materiality or Blade Material Adverse Effect (as hereinafter defined), as well as information provided in the disclosure schedules to the Merger Agreement. “Blade Material Adverse Effect” means, any change, event, circumstance, occurrence, effect, development or state of facts that, individually or in the aggregate, with any other change, event, circumstance, occurrence, effect, development or state of facts has had or would reasonably be expected to either have a material adverse effect on the business, assets, liabilities, operations, results of operations, prospects or condition of Blade and its subsidiaries, taken as a whole, or prevent or materially delay or materially impact the ability of Blade to, on a timely basis, consummate the Blade Merger or the Transaction Agreements to which it is a party or bound or to perform its obligations hereunder or thereunder. Notwithstanding the foregoing, in no event shall any of the following be taken into account in determining whether a Blade Material Adverse Effect has occurred or would reasonably be expected to occur: (i) any change in applicable Laws (including COVID-19 Measures) or GAAP or any official interpretation thereof or mandatory changes in the regulatory requirements applicable to any industry in which we or any of our subsidiaries operate, (ii) any change in interest rates or economic, political, business, financial, commodity, currency or market conditions generally, or any changes generally affecting the economy, markets or industry in which Blade and its subsidiaries operate, (iii) the announcement of the Agreement, the pendency of the consummation of the Blade Merger or the performance of the Blade Merger Agreement, including the impact thereof on relationships, contractual or otherwise, with vendors, licensors, distributors, partners or employees, (iv) any earthquake, hurricane, tsunami, tornado, flood, mudslide, wild fire or other natural disaster, act of nature or other force majeure event or any epidemic, disease, outbreak or pandemic (including COVID-19), (v) any national or international political or social conditions in countries in which, or in the proximate geographic region of which, Blade and its subsidiaries operate, including the engagement by the United States or such other countries in hostilities or the escalation thereof, or the occurrence or the escalation of any military or terrorist attack upon the United States or such other country, or any territories, possessions, or diplomatic or consular offices of the United States or such other countries or upon any United States or such other country military installation, equipment or personnel, (vi) any failure of Blade or its subsidiaries, to meet any projections, forecasts, predictions of financial performance for any period or budgets (provided, that this clause (vi) shall not prevent or otherwise affect a determination that any change or effect underlying such failure to meet projections or forecasts has resulted in, or contributed to, or would reasonably be expected to result in or contribute to, a Blade Material Adverse Effect), (vii) any matter expressly set forth on the disclosure schedules or (viii) any action taken by, or at the request of, the Company.

No Survival

The representations and warranties of the parties contained in the Blade Merger Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach of any representation or warranty made by such other party. The covenants and agreements of the parties contained in the Merger Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party agreed in the Blade Merger Agreement to use its reasonable best efforts to effect the Closing. The Blade Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Blade Merger Agreement and the earlier of the Closing or the termination of the Blade Merger Agreement in accordance with its terms (the “Interim Period”), including those relating to: (i) the provision of access to their properties, books and personnel; (ii) the operation of their respective businesses in the ordinary course of business; (iii) the provision of financial statements by Blade to the Company; (iv) our public filings; (v) no insider trading; (vi) notifications of certain breaches, consent requirements or other matters; (vii) efforts to consummate the Closing; (viii) tax matters; (ix) further assurances; (x) public announcements; and (xi) confidentiality. Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions, to notify the others as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the other party informed of the status of any such inquiries, proposals, offers or requests for information. During the Interim Period, we will use commercially reasonable efforts to satisfy the conditions of the Blade Subscription Agreements with PIPE Investors. The Blade Merger Agreement also contains certain customary post-Closing covenants regarding (a) maintenance of books and records; (b) indemnification of directors and officers and the purchase of tail directors’ and officers’ liability insurance; and (c) use of trust account proceeds.

In addition, Blade agreed to obtain its required stockholder approvals in the manner required under its organizational documents and applicable law for, among other things, the adoption and approval of the Blade Merger Agreement, the Ancillary Agreements (as defined below) and the Blade Merger, and agreed to enforce the Blade Voting Agreements (as described below) in connection therewith.

The parties made customary covenants regarding the preparation and filing with the Blade Registration Statement with the SEC under the Securities Act for purposes of registering our common stock to be issued in connection with the Blade Merger. The Blade Registration Statement also will contain a proxy statement to solicit proxies from our shareholders to approve, among other things, (i) the Blade Merger Agreement and the Blade Merger, including the Merger (including, to the extent required, the issuance of shares of our common stock to the PIPE Investors); (ii) the Domestication; (iii) adopting new organizational documents for the Company to change our name and remove certain provisions; (iv) the adoption of a new equity incentive plan which will have available for issuance thereunder new awards equal to fifteen percent (15%) of our issued and outstanding shares immediately after the Closing, less the number of assumed Blade awards, with a five percent (5%) evergreen provision; (v) the adoption of a new employee stock purchase plan; and (vi) the appointment of the post-Closing board of directors.

Conditions to Closing

The Blade Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (which may be waived by the Company and Blade): (i) approval of the shareholders of the Company and Blade; (ii) approvals of any required governmental authorities and expiration of any antitrust waiting periods; (iii) no law or order preventing the Blade Merger; (iv) the Blade Registration Statement having been declared effective by the SEC; (v) the satisfaction of the $5,000,001 minimum net tangible asset test by the Company; (vi) approval of our common stock for listing on Nasdaq; (vii) consummation of the Domestication; and (viii) reconstitution of the post-Closing board of directors as contemplated under the Blade Merger Agreement.

In addition, the obligation of Blade to consummate the Blade Merger are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by the Company of customary certificates and other Closing deliverables: (i) the representations and warranties of the Company being true and correct as of the date of the execution of the Merger Agreement and as of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifications); (ii) the Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Blade Merger Agreement required to be performed or complied with by it on or prior to the date of the Closing; (iii) the absence of any BAC Material Adverse Effect since the date of the Blade Merger Agreement which is continuing and uncured; (iv) the Company having, at the Closing, at least $75,000,000 in cash and cash equivalents, including funds remaining in the trust account (after giving effect to the completion and payment of any redemptions) and the proceeds of any PIPE Investment, prior to paying any of our expenses and liabilities due at the Closing (the “Minimum Cash Condition”); (v) resignations of our directors as requested by Blade; (vi) the Blade Lock-Up Agreements being in full force and effect as of the Closing; and (vii) the Amended Registration Rights Agreement being in full force and effect as of the Closing. Other than the Minimum Cash Condition, the conditions to Blade’s obligation to consummate the Transaction may be waived by Blade. The Minimum Cash Condition may be waived by Blade with the prior written consent of certain Blade stockholders.

Unless waived by the Company, the obligations of the Company and Blade Merger Sub to consummate the Blade Merger are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Blade of customary certificates and other Closing deliverables: (i) the representations and warranties of Blade being true and correct as of the date of the execution of the Blade Merger Agreement and as of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifications); (ii) Blade having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Blade Merger Agreement required to be performed or complied with or by it on or prior to the date of the Closing; (iii) the absence of any Blade Material Adverse Effect since the date of the Blade Merger Agreement which is continuing and uncured; (iv) the Blade Lock-Up Agreements being in full force and effect as of the Closing; and (v) the Amended Registration Rights Agreement being in full force and effect as of the Closing.

Termination

The Blade Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (i) by mutual written consent of the Company and Blade; (ii) by either the Company or Blade if any of the conditions to Closing have not been satisfied or waived by April 15, 2022 (with such date being subject to an extension of sixty days in the event that there is any delay to the applicable waiting or review period or extension thereof by any governmental authority or Nasdaq); (iii) by either the Company or Blade if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Blade Merger, and such order or other action has become final and non-appealable; (iv) by either the Company or Blade in the event of the other party’s uncured breach, if such breach would result in the failure of a closing condition (and so long as the terminating party is not also in breach under the Blade Merger Agreement); (v) by the Company if there has been a Blade Material Adverse Effect with respect to Blade and its subsidiaries following the date of the Blade Merger Agreement that remains uncured after 20 days written notice; (vi) by Blade if there has been a BAC Material Adverse Effect following the date of the Blade Merger Agreement that remains uncured after 20 days written notice; (vii) by either the Company or Blade if our shareholders do not approve the Blade Merger Agreement and the Blade Merger at the BAC Special Meeting; (viii) by the Company if Blade fails to deliver evidence of the required approval of Blade’s stockholders within seventy-two (72) hours after the Blade Registration Statement has been declared effective under the Securities Act, and (ix) by Blade if our board has determined that a recommendation of the Blade Merger Agreement and Blade Merger would violate its fiduciary duties.

Trust Account Waiver

Blade agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in our trust account held for our public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom) other than in connection with the Closing.

BAC and Blade Representatives

The sponsor is serving as the BAC Representative under the Blade Merger Agreement, and in such capacity will represent the interests of our shareholders after the Closing (other than the former Blade security holders) with respect to certain post-Closing matters under the Blade Merger Agreement and Ancillary Agreements. Jean-Frédéric Viret is serving as the Blade Representative under the Blade Merger Agreement, and in such capacity will represent the interests of the former Blade security holders with respect to certain post-Closing matters under the Blade Merger Agreement and Ancillary Agreements.

Governing Law

The Merger Agreement, and all claims or causes of action based upon, arising out of, or related to the Blade Merger Agreement or the Blade Merger, shall be governed by, and construed in accordance with, the internal substantive Laws of the State of Delaware applicable to contracts entered into and to be performed solely within such state, without giving effect to principles or rules of conflict of laws to the extent such principles or rules would require or permit the application of Laws of another jurisdiction.

A copy of the Blade Merger Agreement is filed as an exhibit to this Report and is incorporated herein by reference, and the foregoing description of the Blade Merger Agreement is qualified in its entirety by reference thereto. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The Blade Merger Agreement has been filed with this Report in order to provide investors with information regarding its terms. It is not intended to provide any other factual information about us, Blade, Blade Merger Sub or any other party to the Blade Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Blade Merger Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Blade Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Blade Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Blade Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in our public disclosures.

PIPE Financing

Simultaneously with the execution of the Blade Merger Agreement, the Company and Blade entered into the Blade Subscription Agreements with PIPE Investors for an aggregate purchase of 2,430,000 shares of our common stock, par value $0.0001 per share (the “PIPE Shares”), at a price of $10.00 per share, for an aggregate of $24,300,000, in a private placement to be consummated simultaneously with the Closing (the “PIPE Investment”). The consummation of the transactions contemplated by the Blade Subscription Agreements is conditioned on the concurrent Closing and other customary closing conditions. Among other things, each PIPE Investor agreed in the Blade Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in our trust account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom). A copy of the form of Blade Subscription Agreement is filed as an exhibit to this Report and is incorporated herein by reference, and the foregoing description of the Blade Subscription Agreements is qualified in its entirety by reference thereto.

Related Agreements

This section describes the material provisions of certain additional agreements entered into or to be entered into pursuant to or in connection with the Blade Merger Agreement (the “Ancillary Agreements”), but does not purport to describe all of the terms thereof.

Voting Agreements

Simultaneously with the execution and delivery of the Blade Merger Agreement, the Company and Blade have entered into the Blade Voting Agreements with certain stockholders of Blade required to approve the Blade Merger. Under the Blade Voting Agreements, each Blade stockholder party thereto agreed to vote all of such stockholder’s shares of Blade in favor of the Blade Merger Agreement and the Blade Merger and to otherwise take (or not take, as applicable) certain other actions in support of the Blade Merger Agreement and the Blade Merger and the other matters to be submitted to the Blade stockholders for approval in connection with the Blade Merger, in the manner and subject to the conditions set forth in the Blade Voting Agreements, and provide a proxy to the Company to vote such Blade shares accordingly. The Blade Voting Agreements prevent transfers of the Blade shares held by the Blade stockholders party thereto between the date of the Blade Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Blade Voting Agreement. A copy of the form of Blade Voting Agreement is filed as an exhibit to this Report and is incorporated herein by reference, and the foregoing description of the Blade Voting Agreements is qualified in its entirety by reference thereto.

Lock-Up Agreements

Simultaneously with the execution and delivery of the Blade Merger Agreement, certain stockholders of Blade each entered into the Blade Lock-Up Agreements. Pursuant to the Blade Lock-Up Agreements, each Blade stockholder party thereto agreed not to, during the period commencing on the Closing and ending on the earliest of (a) the date that is six (6) months after the Closing Date and (b) subsequent to the Closing, (X) the first date on which the last sale price of our common stock has equaled or exceeded $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (Y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property: (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any of restricted securities of the Company, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such restricted securities of the Company, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the restricted securities or other securities of the Company, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Blade Lock-Up Agreements). A copy of the form of Lock-Up Agreement is filed as an exhibit to this Report and is incorporated herein by reference, and the foregoing description of the Blade Lock-Up Agreements is qualified in its entirety by reference thereto.

Sponsor Agreement

Simultaneously with the execution and delivery of the Blade Merger Agreement, the Company and the sponsor entered into the Blade Sponsor Agreement, pursuant to which the sponsor agreed to place 1,150,000 of our Class B ordinary shares into escrow and subject such shares to vesting and forfeiture unless the milestones applicable to the Earnout Shares are achieved during the Earnout Period. A copy of the Blade Sponsor Agreement is filed as an exhibit to this Report and is incorporated herein by reference, and the foregoing description of the Blade Sponsor Agreement is qualified in its entirety by reference thereto.

Amended Registration Rights Agreement

Simultaneously with the execution of the Blade Merger Agreement, we entered into the Amended and Restated Registration Rights Agreement (amending and restating in its entirety that certain Registration Rights Agreement, dated January 25, 2021) with our sponsor and certain equity holders of Blade. Under the Amended Registration Rights Agreement, we agreed to register for resale, pursuant to Rule 415 promulgated under the Securities Act, certain shares of our common stock and other equity securities of the Company that are held by the parties to the Amended Registration Rights Agreement from time to time. The Amended Registration Rights Agreement contains certain restrictions on transfer of shares of our common stock held by the sponsor or the former Blade equity holders immediately following the Closing. Such restrictions began at Closing and end on the earlier of: (i) the date that is six (6) months after the Closing Date and (ii) subsequent to the Closing, (x) the first date on which the last sale price of the common stock has equaled or exceeded $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, in accordance with the terms of the Insider Letter. A copy of the Amended Registration Rights Agreement is filed as an exhibit to this Report on and is incorporated herein by reference, and the foregoing description of the Amended Registration Rights Agreement is qualified in its entirety by reference thereto.

Our Business

Although we are pursuing a business combination opportunity in any business, industry, sector or geographical location, following our initial public offering, we have focused on industries that complement our sponsor and management team’s background and expertise. As such, our target sector, as seen with the Blade Merger, is expected to be the healthcare industry, with a particular focus on life sciences/biotechnology, healthcare information technology, medical technology and technology-enabled healthcare service sectors. More specifically, in biotechnology, we have focused on platform biotech companies (i.e., companies with broad underlying technologies that have or could create multiple drug candidates), while in digital health, we have focused on business-to-business (“B2B”) enterprise software solutions. While we may acquire a business in any jurisdiction worldwide, given the operational and investment experience of our management team, we have focused and will continue pursuing healthcare and biotechnology opportunities, which we believe are under-represented in the U.S. life sciences capital markets in the United States as well as other developed countries.

Our sponsor is an affiliate of SPRIM. Launched in 2001, SPRIM currently has offices in multiple countries and has worked for over hundreds of clients, including the largest global biopharma and consumer health companies. The management team leverages the SPRIM dual vantage point as a global contract research organization (“CRO”) and an investor in biotech and digital health. SPRIM is at the center of an eco-system of emerging biopharma, CRO partners and health tech companies. This steady deal flow allows the SPRIM team to access numerous opportunities of biotech in novel therapeutic areas such as oncology and neurology/central nervous system with platform technologies addressing key medical unmet needs. Specifically, our team’s capability of in-depth understanding of the clinical trial design is key in a category of assets where the outcome of a clinical trial represents to main value creation. On the digital health front, our team as prime access to key market segments and players in areas such as virtual/de-centralized trials and electronic health record components.

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

Universe of Potential Targets. We have focused our investment effort broadly across the healthcare industry with a particular focus on life sciences/biotechnology, healthcare information technology, medical technology and technology-enabled healthcare service sectors.

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

Our Competitive Advantages

We believe our management team and board of directors is well positioned to identify attractive opportunities in our target sectors due to the following factors:

Preferred Access to Sourcing. Leveraging our direct access to biopharma and CRO company executives to inform our selection process provides us with a major competitive advantage in sourcing potential business combination targets, such as Blade. Operating exclusively in the healthcare industry and in the clinical trial CRO industry in particular provides us with a special understanding of the growth needs of biotech firms and of the potential for new treatments or devices. We believe that this, combined with SPRIM’s reputation, experience and track record of partnering and investing in the healthcare space, could make us a preferred partner for target business candidates.

Deep Life Science Experience across Public and Private Markets. Our management team and its affiliation with SPRIM, together with the independent members of our board of directors, combine experience in public and private equity transactions. SPRIM Global Investments is deeply rooted in private equity transactions both directly through its venture capital and private equity funds in life science and indirectly through its management advisory activities. Combined with Mr. Hummel’s track record in managing public companies and SPRIM’s work as CRO and with advisory clients, approximately half of which are public companies, our management team brings a strong understanding of public market requirements for life science companies. We believe this has and will continue to allow us to identify companies, such as Blade, that could make successful market candidates and prepare them to make the transition to strong publicly-traded companies.

Significant Value-Add Capabilities. The sector operational expertise and the network eco-system of our management team will add significant value after consummation of an initial business combination. Our management team will be involved with a target company, like Blade, in a number of capacities, including: (i) assisting in setting strategic development and commercial milestones; (ii) designing specific performance for clinical, licensing, regulatory and commercial programs; (iii) helping to identify and recruit managers; (iv) advising on acquisitions and financing transactions; and (v) developing a targeted investor relations programs. We believe that this ability to identify and implement value creation initiatives and delivering milestone programs have been an essential driver of past performance and will remain key to its acquisition strategy.

Sourcing of Potential Initial Business Combination Targets

The members of our management team have spent significant portions of their careers working with businesses in the healthcare industry, both at SPRIM and otherwise, and have developed an extensive network of professional services contacts and business relationships in that industry. Certain members of our board of directors also have significant executive management and public company experience with healthcare and healthcare-related companies. All of our directors bring additional relationships that further broaden our industry network.

This network has provided our management team with a flow of referrals that have resulted in numerous successful CRO and advisory engagements at SPRIM, as well as financing and other transactions at SPRIM Ventures. We believe that the network of contacts and relationships of our management team has provided us with an important source of acquisition opportunities, such as the Blade Merger. In addition, target business candidates (such as Blade) have been be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

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

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including private funds under the management of SPRIM and its portfolio companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors have materially affected or will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts have materially affected or will materially affect our ability to complete our initial business combination.

Initial Business Combination

The Nasdaq’s listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account). We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We will structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Blade was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses, like Blade. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination. In this situation, the owners of the target business would exchange their equity securities, shares or shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “—The Blade Merger” above for more information regarding the Blade Merger. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, such as the Blade Merger, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

In evaluating a prospective target business, we have conducted and will continue to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

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

See “—The Blade Merger” above for more information regarding the financing and terms of the Blade Merger.

Lack of Business Diversification

For an indefinite period of time following the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.

By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the Blade Merger is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty, although we currently expect that Dr. Michael Shleifer will serve as a director of the post-Blade Merger company.

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

Stockholders May Not Have the Ability to Approve an Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement (as is the case with the Blade Merger), or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

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

See “—The Blade Merger” above for information regarding the requisite approvals needed for the Blade Merger.

Permitted Purchases and Other Transactions with Respect to Our Securities

In the event that we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We will adopt an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination, or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, such as the Blade Merger, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the trust account was approximately $10.00 per public share as of December 31, 2021. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

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

See “—The Blade Merger” above for more information regarding the requisite approvals and the redemption rights related to the Blade Merger.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, directors and officers have agreed that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time period.

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

Competition

In identifying, evaluating and selecting a target business, such as Blade, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources may be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, such as Blade, that we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Conflicts of Interest

Certain of our directors and officers have fiduciary or contractual duties to certain other companies in which they have invested or advised. These entities may compete with us for potential acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our management team, in their capacities as members, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to their fiduciary duties under Cayman Islands law and any other applicable duties. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

Employees

We currently have four officers and do not have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the auditor attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 28, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	past performance by our management team or their respective affiliates may not be indicative of our performance;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination;

●	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	if we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

●	the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop, or our public securities could be de-listed, and as a result you could be subject to limited liquidity and trading;

●	the requirement that we consummate an initial business combination within 24 months (or such later date as approved by our shareholders) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders;

●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets;

●	if a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering shares, such shares may not be redeemed;

●	you will not be entitled to protections normally afforded to investors of many other blank check companies;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by the entity’s lack an established record of revenue, cash flows and experienced management.

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination;

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless; and

●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

For a further discussion of risks relating to our business and securities, see the sections titled “Risk Factors” in our IPO Registration Statement and our Quarterly Reports filed on Form 10-Q with the SEC on May 24, 2021, August 11, 2021 and November 17, 2021, respectively. For risks relating to Blade and the Blade Merger, see the Merger Registration Statement, which we expect to file with the SEC in the near future.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

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

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq Capital Market under the symbols “BIOTU,” “BIOT” and “BIOTW, respectively. Our units commenced public trading on January 26, 2021, and our Class A ordinary shares and warrants commenced public trading separately on March 18, 2021.

(b) Holders

On March 7, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our public warrants and one holder of record of our private placement warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from our initial public offering

On January 28, 2021, subsequent to the filing of the IPO Registration Statement, we consummated our initial public offering of 23,000,000 units, including 3,000,000 units issued pursuant to the exercise in full of the underwriters’ over-allotment option. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000. Simultaneously with the closing of our initial public offering, we completed the private sale of 6,000,000 private placement warrants, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $6,000,000. Cantor Fitzgerald & Co. acted as sole bookrunner and representative of the underwriters of the initial public offering.

A total of $230,000,000, comprised of $226,000,000 of the proceeds from our initial public offering (which amount includes $8,650,000 of the underwriter’s deferred discount) and $4,000,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 3, 2020, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On November 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blade Therapeutics, Inc., a Delaware corporation (“Blade”), Blade Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Blade Merger Sub”), Biotech Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the closing of the transactions contemplated in the Merger Agreement (the “Closing”) of the shareholders of the Company as of immediately prior to the Closing and their successors and assignees (in such capacity, the “BAC Representative”), and Jean-Frédéric Viret in the capacity as the representative of the Earnout Participants (as defined in the Merger Agreement) from and after the Closing (in such capacity, the “Blade Representative”).

Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, (i) prior to the Closing, the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation (the “Domestication”) and (ii) at the Closing, and following the Domestication and the PIPE Investment (defined below), Blade Merger Sub will merge with and into Blade (the “Merger”), with Blade continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Blade stockholder receiving ordinary shares of the Company at the Closing. Simultaneously with entering into the Merger Agreement, the Company entered into the Blade Subscription Agreements (as defined below) with investors (the “PIPE Investors”) pursuant the investors will purchase a total of 2,430,000 shares of the Company’s ordinary shares in a “private investment in public equity” transaction (the “PIPE”) for a purchase price equal to $10.00 per share and aggregate gross proceeds to the Company equal to $24,300,000. The PIPE Investors include certain existing Blade shareholders.

The total consideration received by Blade security holders from the Company at the Closing will have an aggregate value equal to $280,000,000 less the value of certain contingent payments that may become payable to Blade’s current Series C-1 Preferred Shareholders (the “Merger Consideration”), payable, in the case of Blade shareholders, solely in newly issued shares of the Company’s ordinary shares and, in the case of Blade option holders, by assumption of such options by the Company (valued based on the net spread of such options), plus the additional contingent right to receive the Earnout Shares (as defined below) after the Closing, as described below. All preferred stock of Blade and all convertible promissory notes of Blade will be required to be converted into shares of Blade common stock prior to the Closing, and will share in the Merger Consideration. All warrants of Blade will be required to be exercised in full on a cash or cashless basis or terminated without exercise, as applicable and in accordance with their respective terms, prior to the Closing.

In addition to the Merger Consideration set forth above, the Earnout Participants will also have a contingent right to receive up to an additional 3,500,000 shares of the Company’s ordinary shares (the “Earnout Shares”) after the Closing based on the stock price performance of the post-Closing Company’s common stock (the “Earnout Period”). The Earnout Shares will become issuable if, during the Earnout Period, the closing price of the post-Closing Company’s common stock is equal to or greater than $15.00 per share for any 20 trading days within any 30 trading day period (the “Price Earnout Milestone”) or, prior to the occurrence of a Price Earnout Milestone, (A) the Company consummates a sale, merger, consolidation, liquidation, exchange offer or other similar transaction that results in the stockholders of the post-Closing Company immediately prior to such transaction having beneficial ownership of less than fifty percent (50%) of the outstanding voting securities of the Company or the surviving entity in such transaction, directly or indirectly, immediately following such transaction, (B) the Company consummates a “going private transaction” or otherwise ceases to be subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or (C) the post-Closing Company’s common stock ceases to be listed on a national securities exchange. Unlike the Merger Consideration, the Earnout Shares will be allocated among Blade’s security holders on a fully-diluted basis as of the Closing, without treating assumed Blade options on a net exercise basis, and with holders of unvested Blade options receiving restricted stock units for a number of shares of common stock of the post-Closing Company equal to such portion of the Earnout Shares otherwise issuable to such Earnout Participant in respect of such unvested Blade options.

Simultaneously with the execution of the Merger Agreement, the Company and Blade entered into subscription agreements (collectively, the “Blade Subscription Agreements”) with PIPE Investors for an aggregate purchase of 2,430,000 shares of the Company’s ordinary shares, par value $0.0001 per share (the “PIPE Shares”), at a price of $10.00 per share, for an aggregate of $24,300,000, in a private placement to be consummated simultaneously with the Closing (the “PIPE Investment”). The consummation of the transactions contemplated by the Blade Subscription Agreements is conditioned on the concurrent Closing and other customary closing conditions. Among other things, each PIPE Investor agreed in its respective Blade Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Results of Operations

We classify the warrants issued in connection with our IPO and concurrent private placement as liabilities at their fair value and adjust the warrant liability to fair value at each reporting period. This liability is subject to re-measurement at each consolidated balance sheet date until all the warrants are exercised or expired, and any change in fair value is recognized in our statement of operations.

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2021, we had a net loss of $6,864,581, which consisted of operating and formation expenses of $1,570,165, change in fair value of warrant liabilities of $4,795,400, and transaction costs allocable to warrant liabilities associated with the initial public offering of $520,319, offset by the interest earned from operating bank accounts of $65 and interest earned on marketable securities held in the trust account of $21,238.

For the period from September 3, 2020 (inception) through December 31, 2020, we had a net loss of $5,000, which consisted of formation expenses.

Liquidity and Capital Resources

On January 28, 2021, we consummated our initial public offering of 23,000,000 units, at a price of $10.00 per unit, which included the full exercise of the underwriter’s over-allotment option in the amount of 3,000,000 units, generating gross proceeds of $230,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 6,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $6,000,000.

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $230,000,000 was placed in the trust account. We incurred $13,114,249 in transaction costs, including $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees and $464,249 of other offering costs.

For the year ended December 31, 2021, net cash used in operating activities was $1,465,214. Our net loss of $6,864,581 was affected by noncash charges (income) related to the change in fair value of the warrant liabilities of $4,795,400, transaction costs associated with our IPO of $520,319, and interest earned on marketable securities held in the trust account of $21,238. Changes in operating assets and liabilities provided $104,886 of cash from operating activities.

For the period from September 3, 2020 (inception) through December 31, 2020, there was no cash used in operating activities. Our net loss of $5,000 was offset by the formation cost paid by our sponsor in exchange for our issuance of founder shares.

At December 31, 2021, we had marketable securities held in the trust account of $230,021,238. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commission and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash and cash equivalents of $91,407 held outside of the trust account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or our officers, or directors or any of their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In such circumstances, our sponsor or our officers or directors or any of their respective affiliates may, but are not obligated to, loan us additional funds as may be required. However, the terms of any such loans have not been determined, except to the extent described in the preceding paragraph. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

We have until January 28, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 28, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space and administrative and support services. We began incurring these fees on January 26, 2021. On January 20, 2022, our sponsor agreed to cause the return to us of the 11 months of prior payments that we had made under this agreement, totaling $110,000, and we have since received such amount. Our sponsor has informed us that we will continue to be provided with office space and administrative and support services, but that we are no longer being charged for them.

The underwriters are entitled to a deferred fee of (i) 3.5% of the gross proceeds of the initial 20,000,000 units sold in our IPO, or $7,000,000, and (ii) 5.5% of the gross proceeds from the units sold pursuant to the over-allotment option, representing a total deferred fee of $8,650,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ (deficit) equity section of our consolidated balance sheets.

Net Loss per Common Share

Net loss per ordinary shares is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the dilutive warrants is contingent upon the occurrence of future events. Additionally, the private placement warrants are excluded from the calculation due to being not-in-the-money, therefore, anti-dilutive as of December 31, 2021. The warrants are exercisable to purchase 17,500,000 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary shares is the same as basic net loss per ordinary share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weakness in our internal control over financial reporting related to the Company’s accounting for warrant liabilities, originally identified in early 2021, and for temporary shareholders’ equity, originally identified in late 2021. Our internal control over financial reporting did not result in the proper accounting classification of the warrants we issued in January 2021 which, due to its impact on our financial statements, we determined in May 2021 to be a material weakness.  Our internal control over financial reporting did not result in the proper accounting classification of the Class A ordinary shares subject to redemption we issued in January 2021 which, due to its impact on our financial statements, we determined in November 2021 to be a material weakness.

As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Report present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Dr. Michael Shleifer	48	Chief Executive Officer and Chairman
Ivan Jarry	44	Chief Operating Officer
Albert F. Hummel	77	Chief Investment Officer and Director
Thomas Fratacci	45	Chief Financial Officer and Treasurer
Bruno Montanari	48	Director
Paul Bernard	54	Director
Aaron Kim	52	Director

The experience of our directors and executive officers is as follows:

Dr. Michael Shleifer, has served as our Chairman and Chief Executive Officer since September 2020. For more than 20 years, Michael has been a leading driver in healthcare innovation. Michael spent four years at L’Oréal (OTCMKTS: LRLCY) before co-founding SPRIM in 2001, of which he is a Managing Partner and which now employs over 500 people in 17 countries, providing consulting and CRO services and stewarding life science clients through the development and delivery of commercially successful health solutions. In 2015, leveraging SPRIM’s novel vantage point in the life sciences industry and the significant deal flow opportunity such positioning affords SPRIM, Michael founded SPRIM Ventures to invest in biotech and digital health solutions with the potential to create new solutions or products in their categories. SPRIM Ventures partnered with Tikehau Capital (EPA: TKO) in 2017 to launch two healthcare and biotechnology focused venture capital funds: TKS1, which launched in 2018 and TKS2, which launched in 2020. To date, the portfolio companies of these funds have grown to a valuation of more than $200 million. Michael received a Master’s in Biochemistry from Université Paris Descartes, Paris V, a Masters in Political Science and Economics from Institut D’Etudes Politiques Sciences Po Paris, and a PhD from Pharmacology from Pharmacology from Université Paris Descartes, Paris V.

Ivan Jarry has served as our Chief Operating Officer since September 2020. Ivan is the co-founder and a Managing Partner of SPRIM since June 2001. Additionally, since March 2020 he has served as the Chief Executive Officer of ObvioHealth. Over the course of his career, Ivan has created and grown over 40 companies in the health innovation space ranging from consulting practices to CROs, digital health and biotech ventures. A global entrepreneur having lived and worked in 8 countries, Ivan is fluent in 4 languages. Whether for CROs or advisory SPRIM clients or for SPRIM Ventures, Ivan has a proven track in the healthcare field for identifying market gaps and then leading organizations through the different stages of their development to bring relevant products and services to scale quickly and with operational excellence. Ivan’s expertise lies in seeding and then structuring businesses for rapid growth through platform and process scalability, data integration and effective leadership. He has a proven ability to spearhead complex projects and inject capital investment where needed to amplify competitive advantage, while maximizing operating efficiencies. His passion for curating, developing and motivating collaborative teams to create a high performing and enduring culture has translated to significant growth in both revenue (up to 7 times year-over-year) and valuation (more than $200 million over the past 2 years) for the ventures under his leadership. Ivan received his Masters from EDHEC Business School in France.

Albert Hummel has served as our Chief Investment Officer and a member of our board of directors since September 2020. With over 40 years of diverse business and capital markets experience, Al has a history of recognizing valuable business opportunities early on and capitalizing on their intrinsic value, especially in the healthcare market. He has extensive experience in managing research and development projects, as well as managing complex litigation regarding patent rights, contracts and shareholder disputes. Al is currently a Senior Partner of SPRIM, where he has been since 2014. From 2010 to 2013, he was the Chief Executive Officer and President of the formally publicly traded Obagi Medical Products. As Chief Executive Officer and Director of Cobrek Pharmaceuticals, Inc. from 1998 to December 2012, a private, venture-backed company, Al led the company out of near bankruptcy by instituting a system to locate and exploit special market situations within specific drug sectors. The result was a shorter drug discovery process and a reduction in drug development time. Cobrek was acquired by Perrigo Company PLC in 2012. As Chief Financial Officer of Watson Pharmaceuticals Inc. from October 1991 to December 1994, which became Allergan PLC through multiple acquisitions, Al oversaw the firm’s initial public offering and also developed its operations’ funding strategy and was a member of its board for 28 years. He was CEO, President, co-Founder and Board member of Bradley-Hummel & Company, a firm that provided investment banking services in the healthcare, energy, and financial service industries. Al began his career at Merrill Lynch in New York where he served as a Vice President and provided investment banking services to private, corporate and government (US and foreign) clients. Al received a B.S. from St. Joseph’s University and an MBA from Indiana University.

Thomas Fratacci has served as our Chief Financial Officer and Treasurer since September 2020. Thomas has 20 years of experience in corporate finance and business management in B2B environments. He is responsible for all finance functions within SPRIM and SPRIM Ventures. Thomas began his career at Arthur Andersen and KPMG, and participated in the early years of SPRIM’s development, both in Asia and the US. After his accounting firm experience, Thomas spent 8 years within the WPP Group, successfully leading Kantar AV’s consulting activities in France, Italy and Russia, managing a team of 30 plus and improving all performance key performance indicators while scaling up reporting processes and compliance metrics. Since May 2018, Thomas has been the Group Chief Financial Officer at SPRIM Ventures, developing robust business models for all of the key ventures within SPRIM’s portfolio companies, to support the several financing rounds and exits. Prior to SPRIM, from 2015 to 2017 he was a finance and operations independent consultant at Karner Blue. Thomas received his Masters from EDHEC Business School in France.

Bruno Montanari has served as a member of our board of directors since January 2021. Bruno brings to our company a wealth of international experience and network in emerging biotech and life sciences. Currently, Bruno is a partner at Seroba Life Sciences, a leading European venture capital fund based in Dublin, where he has been since 2017. Bruno represents Seroba as a member of the board of directors of Storm Therapeutics Ltd., an RNA epigenetics-focused company in Cambridge, England, as well as a member of the board of directors of Coave Therapeutics S.A., a gene therapy company in Paris, France. He has a background in venture capital and in investment banking, with a focus on the pharmaceutical, biotechnology and medical device industries. Prior to joining Seroba in 2017, Bruno was a Partner at Omnes Capital (Paris), in charge of life sciences investments for the venture capital team, where he held board positions in companies such as Argenx (Nasdaq: ARGX), Poxel (EURONEXT: POXEL), and Themis (acquired by Merck & Co.). His previous venture capital experiences were at Atlas Venture (Paris/London), where he sat on the Board of companies such as Cellzome (acquired by GlaxoSmithKline), Newron (SWX: NWRN), Novexel (acquired by AstraZeneca), and at CDP Capital (Paris/Montreal). Bruno also served as an independent board member of iTeos (Nasdaq: ITOS). He started his career in 1999 in London, in the healthcare team of the investment banking divisions of Deutsche Bank and later Merrill Lynch. We believe he is well qualified to serve on our Board due to his extensive industry, investment research, financial market and related experience.

Paul Bernard has served as a member of our board of directors since January 2021. Paul is a retired Goldman Sachs partner, private investor and non-executive board director. He has lived and worked in Asia for 26 years. During his 19-year career at Goldman from 1990 to 1993 and 1995 to 2011, Paul built Goldman’s market-leading Asia energy and chemicals research franchise and then as Co-Director of Investment Research, built one of the leading investment research teams in Asia. Given his breadth of pan-Asian experience and as a long-serving member of Goldman’s Asia Management Committee, Paul was involved with many of the firm’s strategic growth efforts in Asia. Since retiring from Goldman, Paul has become a successful private investor and valued board member. Paul is a non-executive director of Conrad Petroleum Ltd., Castle European Ltd. and Sandbox Edutainment Holdings Limited. Paul earned a B.A. from the College of the Holy Cross and an MBA from Stanford University. He is a CFA charter holder. We believe he is well qualified to serve on our Board due to his extensive industry, investment research, financial market and related experience.

Aaron Kim has served as a member of our board of directors since January 2021. Aaron is co-founder and Managing Partner of Valparaiso Capital Partners, an Asia-focused private equity firm regionally based in Singapore. He has been with Valparaiso since 2008. Valparaiso invests in Asian businesses and assets that provide institutional investors with specific participation on a direct investment and non-discretionary basis. Valparaiso co-invests, acts as the sponsor of and represents principal investors for each of its projects. With Board level representation, larger investors have included sovereign wealth funds, public and private university endowments, insurance companies, private equity funds, and multi-family offices. Aaron has been involved in private equity principal investing since 1995 in Asia, leveraging his experience in technology, investment banking, and real estate development, including BSL-2 biology and chemistry laboratory facilities. He has directly managed businesses, mergers and acquisitions, construction developments, information technology infrastructure developments, and exits for over $2 billion in transactions. Prior to Valparaiso, he was Executive Director and head of operations at AXA Japan when it acquired Nippon Group Life in 2000 for $2 billion, where he was responsible for IT and operations, as well as business restructuring activities. From 1997 to 1999, he advised the Brunei Investment & Commercial Bank, which is wholly-owned by the Brunei Investment Agency, the nation’s sovereign wealth fund. From 1990 to 1997, he was Vice President at Citibank in New York, Hong Kong and Singapore in corporate finance, advisory and strategic planning roles. Aaron has a Bachelor’s of Science in Business Administration and Masters in Economics from Boston University. He has working fluency in Japanese and Korean, and he is an American national, originally from Menlo Park, California. We believe he is well qualified to serve on our Board due to his extensive industry, investment research, financial market and related experience.

Advisors

In addition to our management team and board of directors, we have assembled the following accomplished executives and operators to act as our advisors. We expect our advisors to expand the scope of our direct networks and further enrich our sourcing of opportunities. In addition, we believe our advisors’ experience will enable them to provide strategic advice to our eventual target, helping position it for long term success. The company may compensate its advisors for their services as described under “Item 13. Certain Relationships and Related Party Transactions”.

Tanguy Serra has served as an advisor of our company since (our inception). A Co-Founder of GoodFinch, an environmental, social and governance-focused asset manager, Tanguy brings extensive experience across capital markets, clean energy, and financial technology. As President and Chief Investment Officer of Loanpal, where he has been since January 2018, he quickly helped that company establish market dominance as the top solar project lender in the U.S. Prior to his current roles, Tanguy spent several years in investment banking with Merrill Lynch, Morgan Stanley (London), nearly a decade investing institutional capital at TPG, co-founded Vivint Solar, and served as Chief Operating Officer and President of SolarCity from May 2013 to November 2016 (now a subsidiary of Tesla, Inc.), where he oversaw 10,000 employees, and helped that company achieve a 40% market share. A key member of SolarCity’s a successful management team, Tanguy oversaw origination of approximately 17,000 solar systems per month and tracked performance of hundreds of thousands of systems across geographies. Mr. Serra attended Lycee Montaigne and ESCP Business School.

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

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established three standing committees — an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating and corporate governance committee, each comprised of independent directors. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent committee requirements. We have not relied on the phase-in schedules set forth in Nasdaq listing rule 5615(b)(1). Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. Copies of the audit committee charter, compensation committee charter and nominating and corporate governance committee charter are available on our website at https://bioacq.com.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Report. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We will disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

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

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. We are not taking any action to ensure that members of our management team maintain their positions after the consummation of our initial business combination, except that we and Blade have agreed that Dr. Michael Shleifer will be nominated to serve on the board of directors of the post-business combination company.

In the event we were not to merge with Blade and were instead to pursue a different business combination, it is possible that some or all of our executive officers and directors might negotiate employment or consulting arrangements to remain after such business combination. The existence or terms of any such employment or consulting arrangements could influence our management’s motivation in identifying a target for such business combination, but we do not believe that the opportunity of members of our management to remain after the consummation of a business combination will be a determining factor in our decision to proceed or not proceed with such business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 7, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 ordinary shares, consisting of (i) 23,000,000 Class A ordinary shares and (ii) 5,750,000 Class B ordinary shares, issued and outstanding as of March 7, 2022. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Biotech Sponsor LLC (our sponsor) (2)(3)	—	—	5,750,000	100%	20%
Dr. Michael Shleifer (2)(3)	—	—	5,750,000	100%	20%
Albert F. Hummel (4)	—	—	—	—	—
Ivan Jarry (4)	—	—	—	—	—
Thomas Fratacci (4)	—	—	—	—	—
Bruno Montanari (4)	—	—	—	—	—
Paul Bernard (4)	—	—	—	—	—
Aaron Kim (4)	—	—	—	—	—
All directors and executive officers as a group (7 individuals) (2)	—	—	5,750,000	100%	20%

Other 5% Shareholders
Vellar Opportunities Fund Master, Ltd. (5)	1,500,000	6.5%	—	—	5.2%
The Goldman Sachs Group, Inc. (6)	1,194,678	5.2%	—	—	4.2%
Aristeia Capital, L.L.C. (7)	1,149,010	5.0%	—	—	4.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Biotech Acquisition Company, 545 West 25th Street, 20th Floor, New York, NY 10001.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.
(3)	Biotech Sponsor LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. Dr. Michael Shleifer is the current managing member of our sponsor. Consequently, Dr. Shleifer may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Dr. Shleifer disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.
(4)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(5)	According to a Schedule 13G filed on February 16, 2021, Vellar Opportunities Fund Master, Ltd., Cohen & Company Financial Management, LLC, Dekania Investors, LLC, Cohen & Company LLC, Cohen & Company Inc. and Daniel G. Cohen owned 1,500,000 Class A ordinary shares. Cohen & Company Financial Management, LLC and Cohen & Company Inc. are the relevant entities for which Daniel G. Cohen may be considered a control person. The business address of Vellar Opportunities Fund Master, Ltd. is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, PO Box 1348, Grand Cayman KY1-1108, Cayman Islands. The business address of the other reporting persons is 3 Columbus Circle, Suite 2400, New York, NY 10019.
(6)	According to a Schedule 13G filed on February 10, 2022, The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC owned 1,194,678 Class A ordinary shares. The business address of the reporting persons is 200 West Street, New York, NY 10282.
(7)	According to a Schedule 13G filed on February 14, 2022, Aristeia Capital, L.L.C. owned 1,149,010 Class A ordinary shares. The business address of the reporting person is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Blade Merger and Blade Merger Agreement, see “Item 1. Business”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Prior to the closing of our initial public offering, our sponsor loaned us up to an aggregate principal amount of $300,000 under an unsecured promissory note, which were used for a portion of the expenses of our initial public offering. As of December 31, 2021, $69,500 was outstanding under the promissory note, which is due on demand.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or our officers or directors or any of their respective affiliates may, but are not obligated to, loan us additional funds as may be required. However, the terms of any such loans have not been determined, except to the extent described in the preceding paragraph. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the remaining working capital held outside the trust account, if any, to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans, including the amount described in the preceding paragraph, may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or our officers or directors or any of their respective affiliates, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. See “Item 1. Business” for more information regarding the financing arrangements related to the Blade Merger.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into the Amended and Restated Registration Rights Agreement with respect to certain shares of our common stock and our other equity securities that are held by our sponsor and the other parties to the Amended Registration Rights Agreement from time to time. This agreement amends and replaces in its entirety that certain registration rights agreement the Company entered into on January 25, 2021 with our sponsor.

We have entered into the Blade Sponsor Agreement pursuant to which the sponsor agreed to place 1,150,000 of our Class B ordinary shares into escrow and subject such shares to vesting and forfeiture unless the milestones applicable to the Earnout Shares are achieved during the Earnout Period, as both terms are defined in the Blade Merger Agreement.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of Messrs. Montanari, Bernard and Kim is an independent director under applicable SEC rules and the Nasdaq listing standards. Our Audit Committee is composed solely of independent directors meeting Nasdaq’s additional requirements applicable to members of the Audit Committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements, quarterly reviews of our consolidated financial statements, and other required filings with the SEC for the year ended December 31, 2021 and for the period from September 3, 2020 (inception) through December 31, 2020 totaled $109,330 and $35,020 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees billed by Marcum for professional services rendered for our registration statement fees for the year ended December 31, 2021 totaled $23,025.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from September 3, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from September 3, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedules

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

Item 16. Form 10-K Summary.

Not applicable.

BIOTECH ACQUISITION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Biotech Acquisition Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biotech Acquisition Company (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from September 3, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 3, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021, are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Philadelphia, PA

March 7, 2022

BIOTECH ACQUISITION COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$91,407	$—
Prepaid expenses	208,056	—
Total Current Assets	299,463	—

Deferred offering costs	—	89,500
Marketable securities held in Trust Account	230,021,238	—
TOTAL ASSETS	$230,320,701	$89,500

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$312,942	$—
Advances from related parties	870	—
Promissory note – related party	—	69,500
Total Current Liabilities	313,812	69,500

Warrant liabilities	18,505,400	—
Deferred underwriting commission payable	8,650,000	—
Total Liabilities	27,469,212	69,500

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares and no shares at redemption value at December 31, 2021 and 2020, respectively	230,021,238	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding, at December 31, 2021 and 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(27,170,324)	(5,000)
Total Shareholders’ (Deficit) Equity	(27,169,749)	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$230,320,701	$89,500

The accompanying notes are an integral part of the consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from September 3, 2020 (Inception) through December 31,
	2021	2020
Operating and formation costs	$(1,570,165)	$(5,000)
Loss from operations	(1,570,165)	(5,000)

Other income (expense):
Interest income – bank	65	—
Interest earned on marketable securities held in Trust Account	21,238	—
Change in fair value of warrants	(4,795,400)	—
Transaction cost – warrants	(520,319)	—
Total other expense, net	(5,294,416)	—

Net loss	$(6,864,581)	$(5,000)

Weighted average shares outstanding of Class A ordinary shares	21,235,616	—
Basic and diluted net loss per share, Class A	$(0.25)	$—

Weighted average shares outstanding of Class B ordinary shares	5,692,466	5,000,000
Basic and diluted net loss per share, Class B	$(0.25)	$—

The accompanying notes are an integral part of the consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – September 3, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary share to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – December 31, 2020	—	$—	5,750,000	$575	$24,425	$(5,000)	$20,000

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	1,260,000	—	1,260,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(1,284,425)	(20,300,743)	(21,585,168)

Net loss	—	—	—	—	—	(6,864,581)	(6,864,581)

Balance – December 31, 2021	—	$—	5,750,000	$575	$—	$(27,170,324)	$(27,169,749)

The accompanying notes are an integral part of the consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from September 3, 2020 (Inception) through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(6,864,581)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	4,795,400	—
Interest earned on marketable securities held in Trust Account	(21,238)	—
Transaction costs incurred in connection with IPO	520,319	—
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(208,056)	—
Accrued expenses	312,942	—
Net cash used in operating activities	(1,465,214)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placement Warrants	6,000,000	—
Advances from related party	870	—
Refund of over payment of promissory note	25,000	—
Proceeds from promissory note – related party	60,910	—
Payments made on promissory note - related party	(155,410)	—
Payment of offering costs	(374,749)	—
Net cash provided by financing activities	231,556,621	—

Net Change in Cash and cash equivalents	91,407	—
Cash and cash equivalents – Beginning	—	—
Cash and cash equivalents– Ending	$91,407	$—

Non-cash investing and financing activities:
Payment of offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000
Payment of offering costs through the issuance of promissory note	$—	$69,500
Initial classification of public warrant liability	$8,970,000	$—
Initial classification of private warrant liability	$4,740,000	$—
Initial classification of Class A ordinary shares subject to possible redemption	$230,000,000	$—
Accretion for Class A ordinary shares subject to redemption amount	$21,585,168	$—
Deferred underwriting fee payable	$8,650,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Biotech Acquisition Company (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 3, 2020. The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company has one wholly owned subsidiary which was formed on November 8, 2021, Blade Merger Subsidiary, Inc., a Delaware corporation.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period September 3, 2020 (inception) through December 31, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On November 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blade Therapeutics, Inc., a Delaware corporation (“Blade”), Blade Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Blade Merger Sub”), Biotech Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the closing of the transactions contemplated in the Merger Agreement (the “Closing”) of the shareholders of the Company as of immediately prior to the Closing and their successors and assignees (in such capacity, the “BAC Representative”), and Jean-Frédéric Viret in the capacity as the representative of the Earnout Participants (as defined in the Merger Agreement) from and after the Closing (in such capacity, the “Blade Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation (the “Domestication”) and (ii) at the Closing, and following the Domestication and the PIPE Investment (defined below), Blade Merger Sub will merge with and into Blade (the “Merger”), with Blade continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Blade stockholder receiving shares of the Company’s ordinary shares at the Closing.

The total consideration received by Blade security holders from the Company at the Closing will have an aggregate value equal to $280,000,000 less the value of certain contingent payments that may become payable to Blade’s current Series C-1 Preferred Shareholders (the “Merger Consideration”), payable, in the case of Blade shareholders, solely in newly issued shares of the Company’s ordinary shares and, in the case of Blade option holders, by assumption of such options by the Company (valued based on the net spread of such options), plus the additional contingent right to receive the Earnout Shares (as defined below) after the Closing, as described below. All preferred stock of Blade and all convertible promissory notes of Blade will be required to be converted into shares of Blade ordinary shares prior to the Closing, and will share in the Merger Consideration. All warrants of Blade will be required to be exercised in full on a cash or cashless basis or terminated without exercise, as applicable and in accordance with their respective terms prior to the Closing.

In addition to the Merger Consideration set forth above, the Earnout Participants will also have a contingent right to receive up to an additional 3,500,000 shares of the Company’s ordinary shares (the “Earnout Shares”) after the Closing based on the stock price performance of the Company’s ordinary shares (the “Earnout Period”). The Earnout Shares will become issuable if, during the Earnout Period, the closing price of the Company’s ordinary shares is equal to or greater than $15.00 per share for any 20 trading days within any 30 trading day period (the “Price Earnout Milestone”) or, prior to the occurrence of a Price Earnout Milestone, (A) the Company consummates a sale, merger, consolidation, liquidation, exchange offer or other similar transaction that results in the shareholders of the Company immediately prior to such transaction having beneficial ownership of less than fifty percent (50%) of the outstanding voting securities of the Company or the surviving entity in such transaction, directly or indirectly, immediately following such transaction, (B) the Company consummates a “going private transaction” or otherwise ceases to be subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or (C) the Company’s Ordinary shares ceases to be listed on a national securities exchange. Unlike the Merger Consideration, the Earnout Shares will be allocated among Blade’s security holders on a fully-diluted basis as of the Closing, without treating assumed Blade options on a net exercise basis, and with holders of unvested Blade options receiving restricted stock units for a number of shares of ordinary shares of the Company equal to such portion of the Earnout Shares otherwise issuable to such Earnout Participant in respect of such unvested Blade options.

Simultaneously with the execution of the Merger Agreement, the Company and Blade entered into subscription agreements (collectively, the “Subscription Agreements”) with PIPE Investors for an aggregate purchase of 2,430,000 shares of the Company’s ordinary shares, par value $0.0001 per share (the “PIPE Shares”), at a price of $10.00 per share, for an aggregate of $24,300,000, in a private placement to be consummated simultaneously with the Closing (the “PIPE Investment”). The consummation of the transactions contemplated by the Subscription Agreements is conditioned on the concurrent Closing and other customary closing conditions. Among other things, each PIPE Investor agreed in its respective Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom). The PIPE Investors include certain existing Blade shareholders.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that although it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity, Capital Resources, and Going Concern

As of December 31, 2021, the Company had cash and cash equivalents of $91,407 not held in the Trust Account and available for working capital purposes and a working capital deficit of $14,349. The Company may need to raise additional funds in order to meet the expenditures required for operating our business. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 28, 2023 to consummate a Business Combination. It is uncertain that the Company will have sufficient funds to operate its business prior to a Business Combination or be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 28, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $91,407 as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the Private Placement, $230 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s consolidated balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the Class A ordinary shares reflected in the consolidated balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(8,970,000)
Class A ordinary shares issuance costs	(12,593,930)
Plus:
Accretion of carrying value to redemption value – IPO	$21,563,930
Accretion of carrying value to redemption value	21,238
Class A ordinary shares subject to possible redemption	$230,021,238

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,114,249 were initially charged to shareholders’ (deficit) equity upon the completion of the Initial Public Offering, and $520,319 of the offering costs were related to the warrant liabilities and charged to the consolidated statements of operations. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, on January 28, 2021, offering costs totaling $13,114,249 (consisting of $4,000,000 in underwriters’ discount, $8,650,000 in deferred underwriters’ discount, and $464,249 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs associated with warrant liabilities of $520,319 have been expensed and presented as non-operating expenses in the consolidated statements of operations and offering costs associated with the Class A ordinary shares have been charged to shareholders’ (deficit) equity.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each consolidated balance sheet date until the Warrants are exercised, and any change in fair value is recognized in our consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology (see Note 9).

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the year ended December 31, 2021 and the period from September 3, 2020 (inception) through December 31, 2020.

Net Loss per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from loss per share as the redemption value approximates fair value.

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the dilutive warrants is contingent upon the occurrence of future events. Additionally, the private placement warrants are excluded from the calculation due to being not-in-the-money, therefore, anti-dilutive as of December 31, 2021. The warrants are exercisable to purchase 17,500,000 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary shares is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from September 3, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(5,413,442)	$(1,451,139)	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	21,235,616	5,692,466	—	5,000,000

Basic and diluted net loss per ordinary share	$(0.25)	$(0.25)	$—	$—

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9.)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for an aggregate purchase price of $6,000,000) from the Company in a private placement. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company entered into an agreement commencing on January 26, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. For the year ended December 31, 2021, the Company incurred and paid $110,000 in fees for these services. For the period from September 3, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

Promissory Note — Related Party

On September 8, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Initial Public Offering. As of January 28, 2021, $130,410 was outstanding under the Promissory Note. On March 4, 2021, $155,410 was paid to the sponsor to reduce the balance of the Promissory Note to $0. As of December 31, 2021, $0 was outstanding under the Promissory Note.

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except to the extent described in the preceding paragraph, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

Advances from Related Parties

A shareholder of the Company made an advance of $870 during the year ended December 31, 2021 for working capital purposes. The advance is due on demand, non-interest bearing, and classified within related party advances in the accompanying consolidated balance sheet as of December 31, 2021.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

On November 8, 2021, the Company entered into an Amended and Restated Registration Rights Agreement (amending and restating in its entirety that certain Registration Rights Agreement dated January 25, 2021) with the Sponsor and certain equity holders of Blade Therapeutics, Inc., a Delaware corporation (“Blade”). Under the Amended Registration Rights Agreement, the Company agreed to register for resale, pursuant to Rule 415 promulgated under the Securities Act, certain shares and other equity securities of the Company that are held by the parties to the Amended Registration Rights Agreement from time to time. The Amended Registration Rights Agreement contains certain restrictions on the transfer of Company shares held by the sponsor or the former Blade equity holders immediately following the Closing (as defined below). Such restrictions begin at Closing and end on the earlier of: (i) the date that is six (6) months after the Closing and (ii) subsequent to the Closing, (x) the first date on which the last sale price of Company common stock has equaled or exceeded $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Financial Advisor Fees

The Company retained Cantor as a financial advisor and entered into a formal engagement agreement on July 1, 2021 (the “Cantor Engagement Letter”). Cantor’s financial advisory engagement was separate from the Initial Public Offering underwriting engagement that the Company and Cantor had entered into with respect to the Initial Public Offering. Under Cantor’s financial advisory engagement, a portion of Cantor’s fees would be dependent on the level of the Company’s shareholder redemptions made in connection with the Initial Business Combination.

Pursuant to the July 1, 2021 Cantor Engagement Letter, in consideration of the services pursuant to the Cantor Engagement Letter, the Company agreed to pay Cantor the following compensation:

If the Company consummates the Business Combination or enters into a definitive agreement pursuant to which the Business Combination is subsequently consummated, a cash fee equal to the sum of $1.5 million plus an incentive fee.  The incentive fee is based on a range of the Company’s shareholder redemptions in connection with the Business Combination (or any extension of the Company’s deadline for consummating a Business Combination prior thereto) and the cash that remains in the Trust Account upon the Closing of the Business Combination.  The incentive fee could range between $300,000 and $1.5 million; provided however, that no incentive fee would be payable if less than 50% of the cash in the Trust Account remains at Closing.

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Placement Agent Fees

In September 2021, the Company entered into a letter agreement (the “Letter Agreement”) with Barclays to act as its lead placement agent and Cantor to act as its co-placement agent, (collectively, the Placement Agents”). Pursuant to the terms of the Letter Agreement, the Company will pay the Placement Agents in the aggregate a cash fee equal to five percent (5%) of the gross proceeds received by the Company from the closing of the sale of the securities, with such fee allocated sixty-five percent (65%) to Barclays and thirty-five percent (35%) to Cantor. Notwithstanding the foregoing, in the event that any portion of the gross proceeds received by the Company from the sale of the securities is generated from investments by the existing shareholders, affiliates or related investment funds (“Target Existing Shareholder Investments”), the Company shall only pay the Placement Agents a fee equal to three percent (3%) of the gross proceeds of such Target Existing Shareholder Investments, with such fee allocated seventy-five percent (75%) to Barclays and twenty-five percent (25%) to Cantor.

Legal Fees

As of December 31, 2021, the Company had a total of $1,097,570 in contingent fees to be paid to the Company’s legal advisors upon consummation of the Business Combination.

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 23,000,000 and no shares of Class A ordinary shares issued and outstanding subject to possible redemption, which are presented as temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in Business Combination.

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2021, assets held in the Trust Account were comprised of $230,021,238 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,
	Level	2021
Assets:
Marketable securities held in Trust Account	1	$230,021,238

Liabilities:
Warrant liability – Public Warrants	1	$7,585,400
Warrant liability – Private Placement Warrants	3	$10,920,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying December 31, 2021 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. The Public Warrants began trading 45 days after issuance. As of December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the consolidated balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key inputs into the binomial lattice model for the Warrants were as follows:

	January 28, 2021 (Initial Measurement)		December 31, 2021
Input	Public Warrants	Private Warrants	Private Warrants
Market price of public shares	$9.61	$9.61	9.84
Risk-free rate	1.00%	1.00%	1.23%
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	11.50
Effective expiration date	6/12/26	6/12/26	10/29/26
One-touch hurdle	$18.13

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 28, 2021	$4,740,000	$8,970,000	$13,710,000
Change in fair value	6,180,000	(2,070,000)	4,110,000
Transfer to Level 1	—	(6,900,000)	(6,900,000)
Fair value as of December 31, 2021	$10,920,000	$—	$10,920,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants was $6,900,000 when the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, which occurred on March 18, 2021 when the Public Warrants began trading on the open market.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 20, 2022, the Sponsor agreed to cause the return to the Company of the $110,000 of prior payments made by the Company for office space and administrative and support services, and the Company thereafter received such amount. The Sponsor has informed the Company that it will continue to be provided with office space and administrative and support services, but that it is no longer being charged for them.

On February 2, 2022, the Sponsor agreed to provide loans of up to an aggregate of $650,000 to the Company through February 15, 2023 if funds are needed by the Company upon request. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination and may, at any time and from time-to-time prior to repayment, be convertible in whole or in part into warrants at a price of $1.00 per warrant at the option of the undersigned, each such warrant having terms identical to the terms of the Private Placement Warrants previously issued to the undersigned by the Company (see Note 4). The Sponsor understands that if the Company does not consummate a Business Combination, all amounts loaned to the Company hereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust account established in connection with the Company’s Initial Public Offering.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 25, 2021 by and between the Company and Cantor Fitzgerald & Co., as representatives of the several underwriters. (1)
2.1	Agreement and Plan of Merger, dated as of November 8, 2021 by and among the Company, Blade, Blade Merger Sub, the BAC Representative and the Blade Representative. (5)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Ordinary Shares Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated January 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities. (4)
10.1	Promissory Note, dated September 8, 2020, issued to Biotech Sponsor LLC. (3)
10.2	Letter Agreement, dated January 25, 2021, by and among the Company, its officers, its directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated January 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Form of Amended and Restated Registration Rights Agreement, dated November 8, 2021, by and among the Company, the sponsor and certain equity holders of Blade. (5)
10.5	Administrative Support Agreement, dated January 25, 2021, by and between the Company and the Sponsor. (1)
10.6	Sponsor Warrants Purchase Agreement, dated January 25, 2021 by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement. (2)
10.8	Form of Voting Agreement, dated as of November 8, 2021, by and among the Company, Blade and the stockholders of Blade party thereto. (5)
10.9	Form of Lock-Up Agreement, dated as of November 8, 2021, by and between the Company and the stockholders of Blade party thereto. (5)
10.10	Sponsor Agreement, dated as of November 8, 2021, by and among the Company, Blade and the sponsor. (5)
10.11	Form of Subscription Agreement, dated as of November 8, 2021, by and between the Company and the subscriber parties thereto. (5)
14.1	Code of Ethics and Business Conduct.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 12, 2021.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on December 31, 2020.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2022	Biotech Acquisition Company

	By:	/s/ Michael Shleifer
	Name:	Michael Shleifer
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Shleifer	Chief Executive Officer and Chairman	March 7, 2022
Michael Shleifer	(Principal Executive Officer)

/s/ Thomas Fratacci	Chief Financial Officer and Treasurer	March 7, 2022
Thomas Fratacci	(Principal Financial and Accounting Officer)

/s/ Albert F. Hummel	Chief Investment Officer and Director	March 7, 2022
Albert F. Hummel

/s/ Paul Bernard	Director	March 7, 2022
Paul Bernard

/s/ Aaron Kim	Director	March 7, 2022
Aaron Kim

/s/ Bruno Montanari	Director	March 7, 2022
Bruno Montanari