Form 10-Q
period 2022-03-31
Biotech Acquisition Co
filed 2022-05-16
CIK 1825413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

BIOTECH ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$104,056	$91,407
Prepaid expenses	205,267	208,056
Total Current Assets	309,323	299,463

Marketable securities held in Trust Account	230,041,744	230,021,238
TOTAL ASSETS	$230,351,067	$230,320,701

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$2,104,930	$312,942
Advances from related parties	870	870
Promissory note – related party	114,980	—
Total Current Liabilities	2,220,780	313,812

Warrant liabilities	11,951,616	18,505,400
Deferred underwriting commission payable	8,650,000	8,650,000
Total Liabilities	22,822,396	27,469,212

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value at March 31, 2022 and December 31, 2021	230,000,000	230,021,238

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding, at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(22,471,904)	(27,170,324)
Total Shareholders’ Deficit	(22,471,329)	(27,169,749)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$230,351,067	$230,320,701

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating and formation costs	$1,897,111	$147,072
Loss from operations	(1,897,111)	(147,072)

Other income (expense):
Interest income – bank	3	14
Interest earned on marketable securities held in Trust Account	20,506	3,907
Change in fair value of warrants	6,553,784	3,210,000
Transaction cost – warrants	—	(520,319)
Total other income, net	6,574,293	2,693,602

Net income	$4,677,182	$2,546,530

Weighted average shares outstanding of Class A ordinary shares	23,000,000	15,844,444
Basic and diluted net income per share, Class A	$0.16	$0.12

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,516,667
Basic and diluted net income per share, Class B	$0.16	$0.12

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,750,000	$575	$—	$(27,170,324)	$(27,169,749)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	21,238	21,238

Net income	—	—	—	—	—	4,677,182	4,677,182

Balance – March 31, 2022	—	$—	5,750,000	$575	$—	$(22,471,904)	$(22,471,329)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	5,750,000	$575	$24,425	$(5,000)	$20,000

Proceeds in excess of fair value of private placement warrants	—	—	—	—	1,260,000	—	1,260,000

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(1,284,425)	(20,283,412)	(21,567,837)

Net income	—	—	—	—	—	2,546,530	2,546,530
Balance – March 31, 2021	—	$—	5,750,000	$575	$—	$(17,741,882)	$(17,741,307)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$4,677,182	$2,546,530
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,553,784)	(3,210,000)
Interest earned on marketable securities held in Trust Account	(20,506)	(3,907)
Transaction costs incurred in connection with IPO	—	520,319
Changes in operating assets and liabilities:
Prepaid expenses	2,789	(798,779)
Accrued expenses	1,791,988	81,118
Net cash used in operating activities	(102,331)	(864,719)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placement Warrants	—	6,000,000

Proceeds from promissory note – related party	114,980	60,910

Over payment of promissory note	—	(25,000)
Refund of over payment of promissory note	—	(130,410)
Payment of offering costs	—	(364,217)
Net cash provided by financing activities	114,980	231,541,283

Net Change in Cash and cash equivalents	12,649	676,564
Cash and cash equivalents – Beginning	91,407	—
Cash and cash equivalents – Ending	$104,056	$676,564

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$10,532
Accretion for Class A ordinary shares subject to redemption amount	$(21,238)	$21,567,837
Deferred underwriting fee payable	$—	$8,650,000
Initial classification of public warrant liability	$—	$8,970,000
Initial classification of private warrant liability	$—	$4,740,000
Initial classification of Class A ordinary shares subject to possible redemption	$—	$230,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period September 3, 2020 (inception) through March 31, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Simultaneously with the execution and delivery of the Merger Agreement, the Company and the Sponsor entered into a letter agreement pursuant to which the Sponsor agreed to place 1,150,000 of Class B ordinary shares into escrow and subject such shares to vesting and forfeiture unless the milestones applicable to the Earnout Shares are achieved during the Earnout Period.

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company expects that the Merger will be accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, the Company, who is the legal acquirer, will be treated as the “acquired” company for financial reporting purposes and Blade will be treated as the accounting acquirer. Accordingly, for accounting purposes, the Merger will be treated as the equivalent of a capital transaction in which Blade is issuing stock for the net assets of the Company with no goodwill or other intangible assets recorded.

On May 9, 2022, the Company announced that the Company’s registration statement on Form S-4 filed with the SEC on March 15, 2022 (File No. 333-263577) in connection with the Blade Merger, as amended, was declared effective by the SEC on May 9, 2022. The Company will hold an Extraordinary General Meeting of its shareholders (the “Meeting”) at 10:00 a.m., Eastern Time, on June 1, 2022, at the offices of Ellenoff Grossman and Schole LLP located at 1345 Avenue of the Americas, 11th Floor, New York, New York, 10105 and virtually via live webcast at https://www.cstproxy.com/biotechacquisition/2022. At the Meeting, the Company’s shareholders will be asked to consider and vote upon proposals to approve the Business Combination and related matters. The Company’s shareholders of record as of March 28, 2022 are eligible to attend and vote at the Meeting. The Closing will occur as soon as practicable after the Meeting.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that although it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and the consummation of its Initial Business Combination, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2022, the Company had cash and cash equivalents of $104,056 not held in the Trust Account and available for working capital purposes and a working capital deficit of $1,911,457. The Company may need to raise additional funds in order to meet the expenditures required for operating our business. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 28, 2023 to consummate a Business Combination. It is uncertain that the Company will have sufficient funds to operate its business prior to a Business Combination or be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 28, 2023.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 8, 2022. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $104,056 and $91,407 as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the Private Placement, $230 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had marketable securities held in the Trust Account of $230,041,744 and $230,021,238 as of March 31, 2022 and December 31, 2021.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. If the Company does not complete an Initial Business Combination by January 28, 2023, any interest earned on the funds in the Trust Account up to $100,000 may be used to satisfy dissolution expenses incurred.  As of March 31, 2022 and December 31, 2021, the balance in the Trust Account was $230,041,744 and $230,021,238, respectively. This results in a reduction of the funds available in the Trust Account to $230,000,000 as of March 31, 2022, which would be available for the redemption of Class A ordinary shares and assumes all interest earned on the Trust Account would be used to satisfy dissolution expenses if the Company does not complete an Initial Business Combination by January 28, 2023.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(8,970,000)
Class A ordinary shares issuance costs	(12,593,930)
Plus:
Remeasurement of carrying value to redemption value – IPO	$21,563,930
Remeasurement of carrying value to redemption value	21,238

Class A ordinary shares subject to possible redemption, December 31, 2021	$230,021,238
Plus:
Remeasurement of carrying value to redemption value	$(21,238)

Class A ordinary shares subject to possible redemption, March 31, 2022	$230,000,000

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,114,249 were initially charged to shareholders’ (deficit) equity upon the completion of the Initial Public Offering, and $520,319 of the offering costs were related to the warrant liabilities and charged to the condensed consolidated statements of operations. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, on January 28, 2021, offering costs totaling $13,114,249 (consisting of $4,000,000 in underwriters’ discount, $8,650,000 in deferred underwriters’ discount, and $464,249 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs associated with warrant liabilities of $520,319 have been expensed and presented as non-operating expenses in the condensed consolidated statements of operations and offering costs associated with the Class A ordinary shares have been charged to shareholders’ deficit.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each condensed consolidated balance sheet date until the Warrants are exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology (see Note 9).

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the three months ended March 31, 2022 and 2021.

Net Income per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from income per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the dilutive warrants is contingent upon the occurrence of future events. Additionally, the private placement warrants are excluded from the calculation due to being not-in-the-money, therefore, anti-dilutive as of March 31, 2022. The warrants are exercisable to purchase 17,500,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$3,741,746	$935,436	$1,888,870	$657,660
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	15,844,444	5,516,667

Basic and diluted net income per ordinary share	$0.16	$0.16	$0.12	$0.12

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Administrative Services Agreement

The Company entered into an agreement commencing on January 25, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. On January 20, 2022, the Sponsor agreed to return to the Company $110,000 of prior payments made by the Company for office space and administrative and support services. The return of these payments was recorded as a reduction of operating and formation costs in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2022. The Sponsor has informed the Company that it will continue to provide the Company with office space and administrative and support services, but that it will forego the $10,000 per month fee. For the three months ended March 31, 2021, the Company incurred and paid $20,000 in fees for these services. For the three months ended March 31, 2022, the Company did not incur any fees for these services.

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

On March 10, 2022, the Company issued a second unsecured promissory note to the Sponsor, to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payment on the earlier of (i) January 28, 2023 or (ii) the date on which Maker consummates an initial business combination. As of March 31, 2022, $114,980 was outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except to the extent described in the preceding paragraph, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 6. COMMITMENTS

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

Pursuant to the July 1, 2021 Cantor Engagement Letter, in consideration of the services pursuant to the Cantor Engagement Letter, the Company agreed to pay Cantor the following compensation:

If the Company consummates the Business Combination or enters into a definitive agreement pursuant to which the Business Combination is subsequently consummated, a cash fee equal to the sum of $1.5 million plus an incentive fee. The incentive fee is based on a range of the Company’s shareholder redemptions in connection with the Business Combination (or any extension of the Company’s deadline for consummating a Business Combination prior thereto) and the cash that remains in the Trust Account upon the Closing of the Business Combination. The incentive fee could range between $300,000 and $1.5 million; provided however, that no incentive fee would be payable if less than 50% of the cash in the Trust Account remains at Closing. The financial advisor fee is contingent upon the consummation of the Business Combination.

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

Legal Fees

As of March 31, 2022, the Company had a total of $1,525,842 in contingent fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2022.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A ordinary shares issued and outstanding subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $230,041,744 and $230,021,238, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company has not withdrawn any of interest earned on the Trust Account.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	Level	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$230,041,744	1	$230,021,238
Liabilities
Warrant Liability – Public Warrants	1	$2,742,246	1	$7,585,400
Warrant Liability – Private Placement Warrants	3	$9,209,370	3	$10,920,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2022 and December 31, 2021 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. The Public Warrants began trading 45 days after issuance. As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the consolidated balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

The key inputs into the binomial lattice model for the Warrants were as follows:

	January 28, 2021 (Initial Measurement)		March 31, 2022
Input	Public Warrants	Private Warrants	Private Warrants
Market price of public shares	$9.61	$9.61	$9.86
Risk-free rate	1.00%	1.00%	2.41%
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50
Effective expiration date	6/12/26	6/12/26	11/25/26
One-touch hurdle	$18.13
Volatility	14.2%	14.2%	20.2%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$10,920,000	$—	$10,920,000
Change in fair value	(1,710,630)	—	(1,710,630)
Fair value as of March 31, 2022	$9,209,370	$—	$9,209,370

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants was $6,900,000 when the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, which occurred on March 18, 2021 when the Public Warrants began trading on the open market. There were no transfers among levels that occurred during the three months ended March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Common Stock Purchase Agreement

On May 3, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with CF Principal Investments LLC (“CFPI”), an affiliate of Cantor Fitzgerald, related to a committed equity facility (the “Facility”). Pursuant to the Purchase Agreement, after the Closing, Blade Biotherapeutics Inc. (“Blade Biotherapeutics”, the surviving company) will have the right to sell to CFPI from time to time at its option up to $75,000,000 of Blade Biotherapeutics’ common stock, subject to the terms, conditions and limitations set forth in the Purchase Agreement.

Sales of the shares of Blade Biotherapeutics’ common stock to CFPI under the Purchase Agreement, and the timing of any such sales, will be determined by Blade Biotherapeutics from time to time in its sole discretion (subject to the terms and conditions set forth therein) and will depend on a variety of factors, including, among other things, market conditions, the trading price of the common stock, as well as determinations by Blade Biotherapeutics about the use of proceeds of such common stock sales. The net proceeds from any such sales under the Purchase Agreement will depend on the frequency with, and the price at, which the shares of common stock are sold to CFPI. It is anticipated that Blade Biotherapeutics will use the proceeds from any such sales under the Purchase Agreement for working capital and general corporate purposes.

Upon the initial satisfaction of the conditions to CFPI’s obligation to purchase shares of common stock set forth under the Purchase Agreement (the “Commencement”), including that a registration statement registering the resale by CFPI of the shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), purchased pursuant to the Purchase Agreement (the “Resale Registration Statement”) is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus relating thereto is filed with the SEC, Blade Biotherapeutics will have the right, but not the obligation, from time to time, at its sole discretion and on the terms and subject to the limitations contained in the Purchase Agreement, until no later than the first day of the month following the 36-month anniversary of the date that the Resale Registration Statement is declared effective, to direct CFPI to purchase up to a specified maximum amount of common stock as set forth in the Purchase Agreement by delivering written notice to CFPI prior to the commencement of trading on any trading day. The purchase price of the common stock that Blade Biotherapeutics elects to sell to CFPI pursuant to the Purchase Agreement will be 97% of the VWAP of the common stock during the applicable purchase date on which Blade Biotherapeutics has timely delivered a written notice to CFPI, directing it to purchase common stock under the Purchase Agreement.

The Purchase Agreement provides that, prior to the Commencement, Blade Biotherapeutics shall issue a number of shares of Blade Biotherapeutics’ common stock equal to the quotient of $2,250,000 divided by the last closing trading price for the common stock on Nasdaq for a share of Blade Biotherapeutics’s common stock on the earlier of (i) the second trading day immediately prior to the filing of the Resale Registration Statement and (ii) the date on which CFPI sends an invoice to Blade Biotherapeutics with respect to such commitment fee. In addition, pursuant to the Purchase Agreement, the Company has agreed to reimburse CFPI for certain expenses incurred in connection with the Facility. The Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations by each party.

The Purchase Agreement shall automatically terminate if Merger Agreement is validly terminated in accordance with the terms thereof prior to the Closing. Blade Biotherapeutics has the right to terminate the Purchase Agreement at any time after the Commencement, at no additional cost or penalty, upon five (5) trading days’ prior written notice.

Registration Rights Agreement

On May 3, 2022, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with CFPI related to the Facility. Pursuant to the Registration Rights Agreement, the Company has agreed to provide CFPI with certain registration rights with respect to the common stock issued under the Purchase Agreement and the Facility, following the Closing. The Company has agreed that Blade Biotherapeutics shall file the Resale Registration Statement within thirty (30) days after the Closing and shall use its commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as reasonably practicable thereafter, but not later than the fifth business day after the date that Blade Biotherapeutics receives notice from the SEC, that it will not review the Resale Registration Statement (or 120 calendar days following the filing thereof if the SEC does review).

Effectiveness of Registration Statement and Extraordinary General Meeting Date

On May 9, 2022, the Company announced that the Company’s registration statement on Form S-4 filed with the SEC on March 15, 2022 (File No. 333-263577) in connection with the Blade Merger, as amended, was declared effective by the SEC on May 9, 2022. The Company will hold an Extraordinary General Meeting of its shareholders (the “Meeting”) at 10:00 a.m., Eastern Time, on June 1, 2022, at the offices of Ellenoff Grossman and Schole LLP located at 1345 Avenue of the Americas, 11th Floor, New York, New York, 10105 and virtually via live webcast at https://www.cstproxy.com/biotechacquisition/2022. At the Meeting, the Company’s shareholders will be asked to consider and vote upon proposals to approve the Business Combination and related matters. The Company’s shareholders of record as of March 28, 2022 are eligible to attend and vote at the Meeting. The Closing will occur as soon as practicable after the Meeting.

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

Proposed Merger with Blade

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

Simultaneously with the execution and delivery of the Merger Agreement, the Company and the Sponsor entered into a letter agreement pursuant to which the Sponsor agreed to place 1,150,000 of Class B ordinary shares into escrow and subject such shares to vesting and forfeiture unless the milestones applicable to the Earnout Shares are achieved during the Earnout Period.

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

The Company expects that the Merger will be accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, the Company, who is the legal acquirer, will be treated as the “acquired” company for financial reporting purposes and Blade will be treated as the accounting acquirer. Accordingly, for accounting purposes, the Merger will be treated as the equivalent of a capital transaction in which Blade is issuing stock for the net assets of the Company with no goodwill or other intangible assets recorded.

On May 9, 2022, the Company announced that the Company’s registration statement on Form S-4 filed with the SEC on March 15, 2022 (File No. 333-263577) in connection with the Blade Merger, as amended, was declared effective by the SEC on May 9, 2022. The Company will hold an Extraordinary General Meeting of its shareholders (the “Meeting”) at 10:00 a.m., Eastern Time, on June 1, 2022, at the offices of Ellenoff Grossman and Schole LLP located at 1345 Avenue of the Americas, 11th Floor, New York, New York, 10105 and virtually via live webcast at https://www.cstproxy.com/biotechacquisition/2022. At the Meeting, the Company’s shareholders will be asked to consider and vote upon proposals to approve the Business Combination and related matters. The Company’s shareholders of record as of March 28, 2022 are eligible to attend and vote at the Meeting. The Closing will occur as soon as practicable after the Meeting.

Results of Operations

We classify the warrants issued in connection with our IPO and concurrent private placement as liabilities at their fair value and adjust the warrant liability to fair value at each reporting period. This liability is subject to re-measurement at each consolidated balance sheet date until all the warrants are exercised or expired, and any change in fair value is recognized in our statements of operations.

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2022, we had a net income of $4,677,182, which consists of the change in fair value of warrant liabilities of $6,553,784, interest earned from a bank of $3, and interest earned from marketable securities held in the Trust Account of $20,506, offset by operating and formation costs of $1,897,111.

For the three months ended March 31, 2021, we had a net income of $2,546,530, which consists of the change in fair value of warrant liabilities of $3,210,000, interest earned from a bank of $14, and interest earned from marketable securities held in the Trust Account of $3,907, offset by operating and formation costs of $147,072 and transaction costs incurred in connection with IPO of $520,319.

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

For the three months ended March 31, 2022, net cash used in operating activities was $102,331. Net income of $4,677,182 was affected by noncash charges (income) related to the change in fair value of the warrant liabilities of $6,553,784, and interest earned on marketable securities held in the Trust Account of $20,506. Changes in operating assets and liabilities provided $1,794,777 of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $864,719. Net income of $2,546,530 was affected by noncash charges (income) related to the change in fair value of the warrant liabilities of $3,210,000, transaction costs incurred in connection with IPO of $520,319, and interest earned on marketable securities held in the Trust Account of $3,907. Changes in operating assets and liabilities used $717,661 of cash from operating activities.

At March 31, 2022, we had marketable securities held in the trust account of $230,041,744. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commission and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash and cash equivalents of $104,056 held outside of the trust account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or our officers, or directors or any of their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. As of March 31, 2022, we borrowed $114,980 under the promissory note to fund ongoing working capital needs.

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

Going Concern

We have until January 28, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. It is uncertain that we will have sufficient funds to operate our business prior to a Business Combination or be able to consummate a Business Combination by this time. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete a Business Combination by January 28, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 28, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space and administrative and support services. We began incurring these fees on January 26, 2021. On January 20, 2022, our sponsor agreed to return to us 11 months of prior payments that we had made under this agreement, totaling $110,000. Our sponsor has informed us that we will continue to be provided with office space and administrative and support services, but that we are no longer being charged for them.

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

Financial Advisor Fees

We retained Cantor as a financial advisor and entered into a formal engagement agreement on July 1, 2021 (the “Cantor Engagement Letter”). Cantor’s financial advisory engagement was separate from the Initial Public Offering underwriting engagement that we and Cantor had entered into with respect to the Initial Public Offering. Under Cantor’s financial advisory engagement, a portion of Cantor’s fees would be dependent on the level of our shareholder redemptions made in connection with the Initial Business Combination.

Pursuant to the July 1, 2021 Cantor Engagement Letter, in consideration of the services pursuant to the Cantor Engagement Letter, we agreed to pay Cantor the following compensation:

If we consummate the Business Combination or enter into a definitive agreement pursuant to which the Business Combination is subsequently consummated, a cash fee equal to the sum of $1.5 million plus an incentive fee. The incentive fee is based on a range of our shareholder redemptions in connection with the Business Combination (or any extension of our deadline for consummating a Business Combination prior thereto) and the cash that remains in the Trust Account upon the Closing of the Business Combination. The incentive fee could range between $300,000 and $1.5 million; provided however, that no incentive fee would be payable if less than 50% of the cash in the Trust Account remains at Closing. The financial advisor fee is contingent upon the consummation of the Business Combination.

Placement Agent Fees

In September 2021, we entered into a letter agreement (the “Letter Agreement”) with Barclays to act as its lead placement agent and Cantor to act as its co-placement agent, (collectively, the Placement Agents”). Pursuant to the terms of the Letter Agreement, we will pay the Placement Agents in the aggregate a cash fee equal to five percent (5%) of the gross proceeds received by us from the closing of the sale of the securities, with such fee allocated sixty-five percent (65%) to Barclays and thirty-five percent (35%) to Cantor. Notwithstanding the foregoing, in the event that any portion of the gross proceeds received by us from the sale of the securities is generated from investments by the existing shareholders, affiliates or related investment funds (“Target Existing Shareholder Investments”), we shall only pay the Placement Agents a fee equal to three percent (3%) of the gross proceeds of such Target Existing Shareholder Investments, with such fee allocated seventy-five percent (75%) to Barclays and twenty-five percent (25%) to Cantor.

Common Stock Purchase Agreement

On May 3, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with CF Principal Investments LLC (“CFPI”), an affiliate of Cantor Fitzgerald, related to a committed equity facility (the “Facility”). Pursuant to the Purchase Agreement, after the Closing, Blade Biotherapeutics Inc. (“Blade Biotherapeutics”, the surviving company) will have the right to sell to CFPI from time to time at its option up to $75,000,000 of Blade Biotherapeutics’ common stock, subject to the terms, conditions and limitations set forth in the Purchase Agreement.

Sales of the shares of Blade Biotherapeutics’ common stock to CFPI under the Purchase Agreement, and the timing of any such sales, will be determined by Blade Biotherapeutics from time to time in its sole discretion (subject to the terms and conditions set forth therein) and will depend on a variety of factors, including, among other things, market conditions, the trading price of the common stock, as well as determinations by Blade Biotherapeutics about the use of proceeds of such common stock sales. The net proceeds from any such sales under the Purchase Agreement will depend on the frequency with, and the price at, which the shares of common stock are sold to CFPI. It is anticipated that Blade Biotherapeutics will use the proceeds from any such sales under the Purchase Agreement for working capital and general corporate purposes.

Upon the initial satisfaction of the conditions to CFPI’s obligation to purchase shares of common stock set forth under the Purchase Agreement (the “Commencement”), including that a registration statement registering the resale by CFPI of the shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), purchased pursuant to the Purchase Agreement (the “Resale Registration Statement”) is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus relating thereto is filed with the SEC, Blade Biotherapeutics will have the right, but not the obligation, from time to time, at its sole discretion and on the terms and subject to the limitations contained in the Purchase Agreement, until no later than the first day of the month following the 36-month anniversary of the date that the Resale Registration Statement is declared effective, to direct CFPI to purchase up to a specified maximum amount of common stock as set forth in the Purchase Agreement by delivering written notice to CFPI prior to the commencement of trading on any trading day. The purchase price of the common stock that Blade Biotherapeutics elects to sell to CFPI pursuant to the Purchase Agreement will be 97% of the VWAP of the common stock during the applicable purchase date on which Blade Biotherapeutics has timely delivered a written notice to CFPI, directing it to purchase common stock under the Purchase Agreement.

The Purchase Agreement provides that, prior to the Commencement, Blade Biotherapeutics shall issue a number of shares of Blade Biotherapeutics’ common stock equal to the quotient of $2,250,000 divided by the last closing trading price for the common stock on Nasdaq for a share of Blade Biotherapeutics’s common stock on the earlier of (i) the second trading day immediately prior to the filing of the Resale Registration Statement and (ii) the date on which CFPI sends an invoice to Blade Biotherapeutics with respect to such commitment fee. In addition, pursuant to the Purchase Agreement, we have agreed to reimburse CFPI for certain expenses incurred in connection with the Facility. The Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations by each party.

The Purchase Agreement shall automatically terminate if Merger Agreement is validly terminated in accordance with the terms thereof prior to the Closing. Blade Biotherapeutics has the right to terminate the Purchase Agreement at any time after the Commencement, at no additional cost or penalty, upon five (5) trading days’ prior written notice.

Registration Rights Agreement

On May 3, 2022, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with CFPI related to the Facility. Pursuant to the Registration Rights Agreement, we have agreed to provide CFPI with certain registration rights with respect to the common stock issued under the Purchase Agreement and the Facility, following the Closing. We have agreed that Blade Biotherapeutics shall file the Resale Registration Statement within thirty (30) days after the Closing and shall use its commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the SEC as soon as reasonably practicable thereafter, but not later than the fifth business day after the date that Blade Biotherapeutics receives notice from the SEC, that it will not review the Resale Registration Statement (or 120 calendar days following the filing thereof if the SEC does review).

Legal Fees

As of March 31, 2022, we had a total of $1,525,842 in contingent fees to be paid to our legal advisors upon consummation of the Business Combination, which is included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2022.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed consolidated balance sheets.

Net Income per Ordinary Share

Net income per ordinary shares is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the dilutive warrants is contingent upon the occurrence of future events. Additionally, the private placement warrants are excluded from the calculation due to being not-in-the-money, therefore, anti-dilutive as of March 31, 2022. The warrants are exercisable to purchase 17,500,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary shares is the same as basic net loss per ordinary share for the periods presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weakness in our internal control over financial reporting related to the Company’s accounting for warrant liabilities, originally identified in early 2021, and for temporary shareholders’ equity, originally identified in late 2021. Our internal control over financial reporting did not result in the proper accounting classification of the warrants we issued in January 2021 which, due to its impact on our financial statements, we determined in May 2021 to be a material weakness.  Our internal control over financial reporting did not result in the proper accounting classification of the Class A ordinary shares subject to redemption we issued in January 2021 which, due to its impact on our financial statements, we determined in November 2021 to be a material weakness.

As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Report present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risks that could cause the Company’s business, prospects, results of operations or financial condition to differ materially from the descriptions provided in this report include the risk factors described in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022 (File No. 001-39935) (“2021 Year-End Annual Report”) and the risk factors described in the Company’s registration statement on Form S-4 filed with the SEC on March 15, 2022 (File No. 333-263577) in connection with the Blade Merger, as amended (the “Business Combination Registration Statement”). For a further discussion of risks relating to the Company’s business and securities, see the sections titled “Risk Factors” in the Company’s registration statement on Form S-1 filed with the SEC on December 31, 2020 (File No. 333-251834) in connection with the Company’s initial public offering, as amended (the “IPO Registration Statement”). For risks relating to Blade and the Blade Merger, see the Business Combination Registration Statement.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s 2021 Year-End Annual Report, the IPO Registration Statement and the Business Combination Registration Statement.

As of March 31, 2022, the Company has identified a material weakness in its internal control over financial. If the Company is unable to develop and maintain an effective system of internal control over financial reporting, the Company may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company and materially and adversely affect the Company’s business and operating results.

Shortly after the closing of the IPO, on February 3, 2021, the Company, in compliance with its obligations under the IPO underwriting agreement, filed with the SEC a Current Report on Form 8-K (the “Original 8-K”), attaching as Exhibit 99.1 thereto an audited balance sheet as of January 28, 2021 of the Company, including related notes (the “Post-IPO Balance Sheet”), which reflected the deposit into the trust account of $230,000,000 of proceeds from the IPO and the Company’s contemporaneous private placement of warrants.

During the preparation of the Company’s financial statements as of and for the period ended March 31, 2021, the Company identified a correction required to be made in respect of the Original 8-K. The Company had previously accounted for its outstanding public warrants and private placement warrants issued in connection with the IPO as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the warrant settlement amounts, depending on the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the warrants would be entitled to receive cash for their warrants (the “the tender offer provision”). On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies, such as the Company, entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “Staff Statement”). Specifically, the Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement. In consideration of the Staff Statement, the Company further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on the Company’s management’s evaluation, the Company’s Audit Committee, in consultation with the Company’s management, concluded that the Company’s public warrants and private placement warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on the Company’s management’s evaluation, the Audit Committee, in consultation with the Company’s management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the foregoing, on May 13, 2021, the Audit Committee determined, after discussion with the Company’s management and advisors, that the Post-IPO Balance Sheet should no longer be relied upon. Thereafter, the Company filed a Current Report on Form 8-K reporting the Audit Committee’s conclusion and, in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Q1 2021 10-Q”), filed with the SEC as of May 24, 2021, presented a restatement of the Post-IPO Balance Sheet.

During the preparation of the Company’s financial statements as of and for the period ended September 30, 2021, the Company identified a correction required to be made in respect of its previously issued financial statements, including the Original 8-K, as restated in the Q1 2021 10-Q. The requirement to make the change arose from the manner in which, as of the closing of the IPO, the Company valued its Class A ordinary shares subject to possible redemption. The Company had previously determined the value of such Class A ordinary shares to be equal to the redemption value of such shares, after taking into consideration the terms of its Amended and Restated Memorandum and Articles of Association, under which a redemption cannot result in net tangible assets being less than $5,000,001. However, in connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management determined, after consultation with its advisors, that the Class A ordinary shares underlying the units sold in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered to be outside of the Company’s control. Therefore, the Company’s management concluded that the redemption value of its Class A ordinary shares subject to possible redemption should reflect the possible redemption of all Class A ordinary shares. As a result, the Company’s management noted a required reclassification related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

As a result of the foregoing, on November 15, 2021, the Audit Committee determined, after discussion with the Company’s management and advisors, that the Post-IPO Balance Sheet, as well as the publicly filed financial statements as of and for the quarters ended March 31, 2021 and June 30, 2021, should no longer be relied upon. Thereafter, the Company filed a Current Report on Form 8-K reporting the Audit Committee’s conclusion and, in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Q3 2021 10-Q”), filed with the SEC as of November 17, 2021, presented a restatement of the Post-IPO Balance Sheet.

In addition to the foregoing, on March 8, 2022, the Company filed an amendment (its “8-K/A”) to the Original 8-K, solely to restate the Post-IPO Balance Sheet. This restatement is substantially identical to the restatements of the Post-IPO Balance Sheet presented in the Q1 2021 10-Q and the Q3 2021 10-Q, except that the restatement presented in the 8-K/A has been prepared on an audited basis.

The foregoing represent material weaknesses in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If the Company identifies any new material weakness in the future, any such newly identified material weakness could limit the Company’s ability to prevent or detect a misstatement of the Company’s accounts or disclosures that could result in a material misstatement of the Company’s annual or interim financial statements. In such a case, the Company may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the Company’s financial reporting and the Company’s share price may decline. The Company cannot assure you that the measures the Company has taken to date, or any measures the Company may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weaknesses in the Company’s internal controls over financial reporting described above, the Company may face the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in the Company’s internal control over financial reporting and the preparation of the Company’s financial statements, any of which claims could result in adverse effects to the Company’s business. As of March 31, 2022, the Company has no knowledge of any such litigation or dispute.

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

Item 5. Other Information.

On November 8, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blade Therapeutics, Inc., a Delaware corporation (“Blade”), and other related parties. Pursuant to the Merger Agreement, we and Blade will consummate a business combination (the “Business Combination”). For a further description of the Merger Agreement and the planned Business Combination, see Item 2 herein, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Merger with Blade.”

On May 9, 2022, we announced that our registration statement on Form S-4 filed with the SEC on March 15, 2022 (File No. 333-263577) in connection with the Blade Merger, as amended, was declared effective by the SEC on May 9, 2022. The Company will hold an Extraordinary General Meeting of its shareholders (the “Meeting”) at 10:00 a.m., Eastern Time, on June 1, 2022, at the offices of Ellenoff Grossman and Schole LLP located at 1345 Avenue of the Americas, 11th Floor, New York, New York, 10105 and virtually via live webcast at https://www.cstproxy.com/biotechacquisition/2022. At the Meeting, the Company’s shareholders will be asked to consider and vote upon proposals to approve the Business Combination and related matters. The Company’s shareholders of record as of March 28, 2022 are eligible to attend and vote at the Meeting.

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

BIOTECH ACQUISITION COMPANY

Date: May 16, 2022	/s/ Michael Shleifer
	Name:	Michael Shleifer
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas Fratacci
Name:	Thomas Fratacci
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)