Form 10-Q
period 2022-06-30
Biotech Acquisition Co
filed 2022-08-22
CIK 1825413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 22, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

BIOTECH ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,696	$91,407
Prepaid expenses	143,687	208,056
Total Current Assets	145,383	299,463

Marketable securities held in Trust Account	230,278,727	230,021,238
TOTAL ASSETS	$230,424,110	$230,320,701

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$3,168,026	$312,942
Advances from related parties	3,370	870
Promissory note – related party	149,980	—
Total Current Liabilities	3,321,376	313,812

Warrant liabilities	1,540,169	18,505,400
Deferred underwriting commission payable	8,650,000	8,650,000
Total Liabilities	13,511,545	27,469,212

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value at June 30, 2022 and December 31, 2021	230,278,727	230,021,238

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding, at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,366,737)	(27,170,324)
Total Shareholders’ Deficit	(13,366,162)	(27,169,749)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$230,424,110	$230,320,701

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating and formation costs	$1,264,536	$463,281	$3,161,647	$610,353
Loss from operations	(1,264,536)	(463,281)	(3,161,647)	(610,353)

Other income (expense):
Interest income – bank	1	22	4	36
Interest earned on marketable securities held in Trust Account	236,982	5,735	257,488	9,642
Change in fair value of warrants	10,411,447	(4,610,000)	16,965,231	(1,400,000)
Transaction cost – warrants	—	—	—	(520,319)
Total other income (expense), net	10,648,430	(4,604,243)	17,222,723	(1,910,641)

Net income (loss)	$9,383,894	$(5,067,524)	$14,061,076	$(2,520,994)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000	23,000,000	19,411,989
Basic and diluted net income (loss) per share, Class A	$0.33	$(0.18)	$0.49	$(0.10)

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,633,978
Basic and diluted net income (loss) per share, Class B	$0.33	$(0.18)	$0.49	$(0.10)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,750,000	$575	$—	$(27,170,324)	$(27,169,749)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	21,238	21,238

Net income	—	—	—	—	—	4,677,182	4,677,182

Balance – March 31, 2022	—	—	5,750,000	575	—	(22,471,904)	(22,471,329)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(278,727)	(278,727)

Net income	—	—	—	—	—	9,383,894	9,383,894

Balance – June 30, 2022	—	$—	5,750,000	$575	$—	$(13,366,737)	$(13,366,162)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	5,750,000	$575	$24,425	$(5,000)	$20,000

Proceeds in excess of fair value of private placement warrants	—	—	—	—	1,260,000	—	1,260,000

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(1,284,425)	(20,283,412)	(21,567,837)

Net income	—	—	—	—	—	2,546,530	2,546,530
Balance – March 31, 2021	—	—	5,750,000	575	—	(17,741,882)	(17,741,307)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(5,735)	(5,735)

Net loss	—	—	—	—	—	(5,067,524)	(5,067,524)

Balance – June 30, 2021	—	$—	5,750,000	$575	$—	$(22,815,141)	$(22,814,566)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$14,061,076	$(2,520,994)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(16,965,231)	1,400,000
Interest earned on marketable securities held in Trust Account	(257,489)	(9,642)
Transaction costs incurred in connection with IPO	—	520,319
Changes in operating assets and liabilities:
Prepaid expenses	64,369	(340,510)
Accrued expenses	2,855,084	331,346
Net cash used in operating activities	(242,191)	(619,481)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placement Warrants	—	6,000,000
Proceeds from promissory note – related party	149,980	60,910
Advances from related parties	2,500	—
Over payment of promissory note	—	25,000
Refund of over payment of promissory note	—	(155,410)
Payment of offering costs	—	(374,749)
Net cash provided by financing activities	152,480	231,555,751

Net Change in Cash and cash equivalents	(89,711)	936,270
Cash and cash equivalents – Beginning	91,407	—
Cash and cash equivalents – Ending	$1,696	$936,270

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption amount	$257,489	$21,573,572
Deferred underwriting fee payable	$—	$8,650,000
Initial classification of Class A ordinary shares subject to possible redemption	$—	$230,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period September 3, 2020 (inception) through June 30, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Termination of Proposed Business Combination

On November 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blade Therapeutics, Inc., a Delaware corporation (“Blade”), Blade Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Biotech Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the closing of the transactions contemplated in the Merger Agreement (the “Closing”) of the shareholders of the Company as of immediately prior to the Closing and their successors and assignees, and Jean-Frédéric Viret in the capacity as the representative of the Earnout Participants (as defined in the Merger Agreement) from and after the Closing.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

On June 10, 2022, pursuant to Section 10.01(a) of the Merger Agreement, the Company and Blade entered into a Termination and Release Agreement pursuant to which the Merger Agreement was terminated effective as of June 10, 2022.

As a result of the termination of the Merger Agreement, the Merger Agreement is of no further force and effect, and certain Transaction Agreements (as defined in the Merger Agreement) entered into in connection with the Merger Agreement were also automatically terminated in accordance with their terms and are of no further force and effect.

Risks and Uncertainties

Impact of COVID-19

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

Impact of the Military Conflict in Ukraine

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022, the Company had cash and cash equivalents of $1,696 not held in the Trust Account and available for working capital purposes and a working capital deficit of $3,175,993. The Company may need to raise additional funds in order to meet the expenditures required for operating our business. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

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

JUNE 30, 2022

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 8, 2022. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $1,696 and $91,407 as of June 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the Private Placement, $230 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had marketable securities held in the Trust Account of $230,278,727 and $230,021,238 as of June 30, 2022 and December 31, 2021, respectively.

Advances from Related Parties

The Company considers all funds received from the Sponsor or any other related parties to be advances from related parties. The Company had $3,370 and $870 in advances from related parties as of June 30, 2022 and December 31, 2021, respectively.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. If the Company does not complete an Initial Business Combination by January 28, 2023 and is liquidated, interest earned on the funds in the Trust Account up to $100,000 may be used to satisfy dissolution expenses incurred.  As of June 30, 2022 and December 31, 2021, the balance in the Trust Account was $230,278,727 and $230,021,238, respectively.

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(8,970,000)
Class A ordinary shares issuance costs	(12,593,930)
Plus:
Remeasurement of carrying value to redemption value – IPO	$21,563,930
Remeasurement of carrying value to redemption value	21,238

Class A ordinary shares subject to possible redemption, December 31, 2021	$230,021,238
Plus:
Remeasurement of carrying value to redemption value	$257,489

Class A ordinary shares subject to possible redemption, June 30, 2022	$230,278,727

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,114,249 were initially charged to shareholders’ (deficit) equity upon the completion of the Initial Public Offering, and $520,319 of the offering costs were related to the warrant liabilities and charged to the condensed consolidated statements of operations. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, on January 28, 2021, offering costs totaling $13,114,249 (consisting of $4,000,000 in underwriters’ discount, $8,650,000 in deferred underwriters’ discount, and $464,249 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then remeasured to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs associated with warrant liabilities of $520,319 have been expensed and presented as non-operating expenses in the condensed consolidated statements of operations and offering costs associated with the Class A ordinary shares have been charged to shareholders’ deficit.

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

JUNE 30, 2022

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the three and six months ended June 30, 2022 and 2021.

Net Income (Loss) per Share

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the dilutive warrants is contingent upon the occurrence of future events. Additionally, the private placement warrants are excluded from the calculation due to being not-in-the-money, therefore, anti-dilutive as of June 30, 2022. The warrants are exercisable to purchase 17,500,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$7,507,115	$1,876,779	$(4,054,019)	$(1,013,505)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per ordinary share	$0.33	$0.33	$(0.18)	$(0.18)

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$11,248,861	$2,812,215	$(1,954,586)	$(566,408)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	19,441,989	5,633,978

Basic and diluted net income (loss) per ordinary share	$0.49	$0.49	$(0.10)	$(0.10)

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement commencing on January 25, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. On January 20, 2022, the Sponsor agreed to return to the Company $110,000 of prior payments made by the Company for office space and administrative and support services. The return of these payments was recorded as a reduction of operating and formation costs in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2022. The Sponsor has informed the Company that it will continue to provide the Company with office space and administrative and support services, but that it will forego the $10,000 per month fee. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000, respectively, in fees for these services. For the three and six months ended June 30, 2022, the Company did not incur any fees for these services.

Promissory Note — Related Party

On September 8, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Initial Public Offering. As of January 28, 2021, $130,410 was outstanding under the Promissory Note. On March 4, 2021, $130,410 was paid to the sponsor to reduce the balance of the Promissory Note to $0, and is no longer available to be drawn on.

On March 10, 2022, the Company issued a second unsecured promissory note to the Sponsor (the “Second Promissory Note”), to which the Company may borrow up to an aggregate principal amount of $150,000. The Second Promissory Note is non-interest bearing and payment on the earlier of (i) January 28, 2023 or (ii) the date on which the Company consummates an initial business combination. As of June 30, 2022, $149,980 was outstanding under the Second Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except to the extent described in the preceding paragraph, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Legal Fees

As of June 30, 2022, the Company had a total of $2,265,213 in deferred fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2022.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A ordinary shares issued and outstanding subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $230,278,727 and $230,021,238, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company has not withdrawn any of interest earned on the Trust Account.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$230,278,727	1	$230,021,238
Liabilities:
Warrant Liability – Public Warrants	1	$1,012,111	1	$7,585,400
Warrant Liability – Private Placement Warrants	3	$528,058	3	$10,920,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 and December 31, 2021 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. The Public Warrants began trading 45 days after issuance. As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the consolidated balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants. The effective expiration date was determined based on the probability-weighted average between a two-year life of the Private Warrants in the event a Business Combination does not occur and the contractual life if a Business Combination is consummated.

The key inputs into the binomial lattice model for the Warrants were as follows:

	June 30, 2022	December 31, 2021
Input	Private Warrants	Private Warrants
Market price of public shares	$9.90	$9.84
Risk-free rate	2.97%	1.23%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Effective expiration date	11/10/25	10/29/26
Volatility	3.8%	25.5%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2021	$10,920,000
Change in fair value	(1,710,630)
Fair value as of March 31, 2022	$9,209,370
Change in fair value	(8,681,312)
Fair value as of June 30, 2022	$528,058

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants was $6,900,000 when the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, which occurred on March 18, 2021 when the Public Warrants began trading on the open market. There were no transfers among levels that occurred during the three and six months ended June 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustments or disclosure in the unaudited condensed consolidated financial statements.

On July 8, 2022, the Company issued a third unsecured promissory note to the Sponsor (the “Third Promissory Note”), to which the Company may borrow up to an aggregate principal amount of $155,000. The Third Promissory Note is non-interest bearing and payment on the earlier of (i) January 28, 2023 or (ii) the date on which the Company consummates an initial business combination. On July 8, 2022 and August 10, 2022, the Company made draws of $10,000 and $145,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Biotech Acquisition Company References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Biotech Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Termination of Proposed Business Combination

On November 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blade Therapeutics, Inc., a Delaware corporation (“Blade”), Blade Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Biotech Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the closing of the transactions contemplated in the Merger Agreement (the “Closing”) of the shareholders of the Company as of immediately prior to the Closing and their successors and assignees, and Jean-Frédéric Viret in the capacity as the representative of the Earnout Participants (as defined in the Merger Agreement) from and after the Closing.

Recent Developments

On June 10, 2022, pursuant to Section 10.01(a) of the Merger Agreement, the Company and Blade entered into a Termination and Release Agreement pursuant to which the Merger Agreement was terminated effective as of June 10, 2022.

As a result of the termination of the Merger Agreement, the Merger Agreement is of no further force and effect, and certain Transaction Agreements (as defined in the Merger Agreement) entered into in connection with the Merger Agreement were also automatically terminated in accordance with their terms and are of no further force and effect.

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

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2022, we had a net income of $9,383,894, which consists of the change in fair value of warrant liabilities of $10,411,447, interest earned from a bank of $1, and interest earned from marketable securities held in the Trust Account of $236,982, offset by operating and formation costs of $1,264,536.

For the six months ended June 30, 2022, we had a net income of $14,061,076, which consists of the change in fair value of warrant liabilities of $16,965,231, interest earned from a bank of $4, and interest earned from marketable securities held in the Trust Account of $257,488, offset by operating and formation costs of $3,161,647.

For the three months ended June 30, 2021, we had a net loss of $5,067,524, which consists of the operating and formation costs of $463,281 and change in fair value of warrant liabilities of $4,610,000, partially offset by interest earned from a bank of $22, and interest earned from marketable securities held in the Trust Account of $5,735.

For the six months ended June 30, 2021, we had a net loss of $2,520,994, which consists of the operating and formation costs of $610,353, change in fair value of warrant liabilities of $1,400,000, and transaction costs incurred in connection with IPO of $520,319, partially offset by interest earned from a bank of $36, and interest earned from marketable securities held in the Trust Account of $9,642.

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

For the six months ended June 30, 2022, net cash used in operating activities was $242,191. Net income of $14,061,076 was affected by noncash charges (income) related to the change in fair value of the warrant liabilities of $16,965,231, and interest earned on marketable securities held in the Trust Account of $257,489. Changes in operating assets and liabilities provided $2,919,453 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $619,481. Net loss of $2,520,994 was affected by noncash charges (income) related to the change in fair value of the warrant liabilities of $1,400,000, transaction costs incurred in connection with IPO of $520,319, and interest earned on marketable securities held in the Trust Account of $9,642. Changes in operating assets and liabilities used $9,164 of cash from operating activities.

At June 30, 2022, we had marketable securities held in the trust account of $230,278,727. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commission and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash and cash equivalents of $1,696 held outside of the trust account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or our officers, or directors or any of their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. As of June 30, 2022, we borrowed $149,980 under the promissory note to fund ongoing working capital needs.

We may have insufficient funds available to operate our business prior to our business combination if the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination exceed the funds currently available to us. In such circumstances, our sponsor or our officers or directors or any of their respective affiliates may, but are not obligated to, loan us additional funds as may be required. However, the terms of any such loans have not been determined, except to the extent described in the preceding paragraph. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space and administrative and support services. We began incurring these fees on January 26, 2021. On January 20, 2022, our sponsor agreed to return to us 11 months of prior payments that we had made under this agreement, totaling $110,000. Our sponsor has informed us that they will continue to provide us office space and administrative and support services, but that we will no longer be charged.

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

Legal Fees

As of June 30, 2022, we had a total of $2,265,213 in deferred fees to be paid to our legal advisors upon consummation of the Business Combination, which is included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2022.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary shares is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the dilutive warrants is contingent upon the occurrence of future events. Additionally, the private placement warrants are excluded from the calculation due to being not-in-the-money, therefore, anti-dilutive as of June 30, 2022. The warrants are exercisable to purchase 17,500,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weaknesses in our internal control over financial reporting related to:

●	Failure to properly evaluate and account for complex financial instruments, including classification of the warrants issued in January 2021, classification of Class A ordinary shares subject to possible redemption, and evaluation of the accounting for the promissory note –related party.

●	Failure to ensure completeness and accuracy of accruals, including legal expenses.

As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Report present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risks that could cause the Company’s business, prospects, results of operations or financial condition to differ materially from the descriptions provided in this report include the risk factors described in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022 (File No. 001-39935) (“2021 Year-End Annual Report”). For a further discussion of risks relating to the Company’s business and securities, see the sections titled “Risk Factors” in the Company’s registration statement on Form S-1 filed with the SEC on December 31, 2020 (File No. 333-251834) in connection with the Company’s initial public offering, as amended (the “IPO Registration Statement”).

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s 2021 Year-End Annual Report and the IPO Registration Statement.

As of June 30, 2022, the Company has identified a material weakness in its internal control over financial. If the Company is unable to develop and maintain an effective system of internal control over financial reporting, the Company may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company and materially and adversely affect the Company’s business and operating results.

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

As a result of the material weaknesses in the Company’s internal controls over financial reporting described above, the Company may face the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in the Company’s internal control over financial reporting and the preparation of the Company’s financial statements, any of which claims could result in adverse effects to the Company’s business. As of June 30, 2022, the Company has no knowledge of any such litigation or dispute.

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

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registrations statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement. We have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and do not expect to complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business fails within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.01 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Foreign jurisdictions may consider us as operating in their jurisdiction, thus subjecting us to potential tax liabilities in such jurisdictions.

Certain foreign jurisdictions may assert that we are a corporation operating in their jurisdiction, and thus, subject to tax in such jurisdiction. Should such an assertion be made, we would expend significant resources to appeal such an assertion, which appeal may or may not be successful. In the event that we are found to be a corporation subject to tax in a foreign jurisdiction or jurisdictions, we may be required to pay taxes in such jurisdiction or jurisdictions, which would result in a significant expense to us.

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

Item 5. Other Information.

None.

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

BIOTECH ACQUISITION COMPANY

Date: August 22, 2022	/s/ Michael Shleifer
	Name:	Michael Shleifer
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas Fratacci
Name:	Thomas Fratacci
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)