Form 10-Q
period 2022-09-30
Biotech Acquisition Co
filed 2022-11-22
CIK 1825413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 21, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

BIOTECH ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4.	Controls and Procedures	26
Part II. Other Information		27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other information	30
Item 6.	Exhibits	30
Part III. Signatures		31

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,145	$91,407
Prepaid expenses	82,107	208,056
Total Current Assets	95,252	299,463

Marketable securities held in Trust Account	231,293,983	230,021,238
TOTAL ASSETS	$231,389,235	$230,320,701

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$3,209,442	$312,942
Advances from related parties	3,370	870
Promissory note – related party	304,980	—
Total Current Liabilities	3,517,792	313,812

Warrant liabilities	1,047,418	18,505,400
Deferred underwriting commission payable	8,650,000	8,650,000
Total Liabilities	13,215,210	27,469,212

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.06 at September 30, 2022 and of approximately $10.00 at December 31, 2021	231,293,983	230,021,238

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding, at September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,120,533)	(27,170,324)
Total Shareholders’ Deficit	(13,119,958)	(27,169,749)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$231,389,235	$230,320,701

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating and formation costs	$246,572	$629,850	$3,408,219	$1,240,203
Loss from operations	(246,572)	(629,850)	(3,408,219)	(1,240,203)

Other income (expense):
Interest income – bank	25	22	29	58
Interest earned on marketable securities held in Trust Account	1,015,256	5,798	1,272,744	15,440
Change in fair value of warrants	492,751	3,566,000	17,457,982	2,166,000
Transaction cost – warrants	—	—	—	(520,319)
Total other income, net	1,508,032	3,571,820	18,730,755	1,661,179

Net income	$1,261,460	$2,941,970	$15,322,536	$420,976

Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000	23,000,000	20,641,026
Basic and diluted net income per share, Class A	$0.04	$0.10	$0.53	$0.02

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,673,077
Basic and diluted net income per share, Class B	$0.04	$0.10	$0.53	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,750,000	$575	$—	$(27,170,324)	$(27,169,749)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	21,238	21,238

Net income	—	—	—	—	—	4,677,182	4,677,182

Balance – March 31, 2022	—	—	5,750,000	575	—	(22,471,904)	(22,471,329)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(278,727)	(278,727)

Net income	—	—	—	—	—	9,383,894	9,383,894

Balance – June 30, 2022	—	—	5,750,000	575	—	(13,366,737)	(13,366,162)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,015,256)	(1,015,256)

Net income	—	—	—	—	—	1,261,460	1,261,460

Balance – September 30, 2022	—	$—	5,750,000	$575	$—	$(13,120,533)	$(13,119,958)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	5,750,000	$575	$24,425	$(5,000)	$20,000

Proceeds in excess of fair value of private placement warrants	—	—	—	—	1,260,000	—	1,260,000

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(1,284,425)	(20,283,412)	(21,567,837)

Net income	—	—	—	—	—	2,546,530	2,546,530

Balance – March 31, 2021	—	—	5,750,000	575	—	(17,741,882)	(17,741,307)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(5,735)	(5,735)

Net loss	—	—	—	—	—	(5,067,524)	(5,067,524)

Balance – June 30, 2021	—	—	5,750,000	575	—	(22,815,141)	(22,814,566)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(5,798)	(5,798)

Net income	—	—	—	—	—	2,941,970	2,941,970

Balance – September 30, 2021	—	$—	5,750,000	$575	$—	$(19,878,969)	$(19,878,394)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$15,322,536	$420,976
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(17,457,982)	(2,166,000)
Interest earned on marketable securities held in Trust Account	(1,272,744)	(15,440)
Transaction costs incurred in connection with IPO	—	520,319
Changes in operating assets and liabilities:
Prepaid expenses	125,949	(271,762)
Accrued expenses	2,896,499	357,683
Net cash used in operating activities	(385,742)	(1,154,224)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placement Warrants	—	6,000,000
Proceeds from promissory note – related party	304,980	60,910
Advances from related parties	2,500	870
Over payment of promissory note	—	25,000
Refund of over payment of promissory note	—	(155,410)
Payment of offering costs	—	(374,749)
Net cash provided by financing activities	307,480	231,556,621

Net Change in Cash and cash equivalents	(78,262)	402,397
Cash and cash equivalents – Beginning	91,407	—
Cash and cash equivalents – Ending	$13,145	$402,397

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption amount	$1,272,745	$—
Initial classification of public warrant liability	$—	$8,970,000
Initial classification of private warrant liability	$—	$4,740,000
Initial classification of Class A ordinary shares subject to possible redemption	$—	$230,015,440
Deferred underwriting fee payable	$—	$8,650,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Biotech Acquisition Company (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 3, 2020. The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company has three wholly owned subsidiaries. These subsidiaries do not hold any assets.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period September 3, 2020 (inception) through September 30, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022, the Company had cash and cash equivalents of $13,145 not held in the Trust Account and available for working capital purposes and a working capital deficit of $3,422,540. The Company may need to raise additional funds in order to meet the expenditures required for operating our business. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

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

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 8, 2022, which contained the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $13,145 and $91,407 as of September 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s marketable securities held in the Trust Account is within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the Private Placement, $230 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information. The Company had marketable securities held in the Trust Account of $231,293,983 and $230,021,238 as of September 30, 2022 and December 31, 2021, respectively.

Advances from Related Parties

The Company considers all funds received from the Sponsor or any other related parties to be advances from related parties. The Company had $3,370 and $870 in advances from related parties as of September 30, 2022 and December 31, 2021, respectively.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(8,970,000)
Class A ordinary shares issuance costs	(12,593,930)
Plus:
Remeasurement of carrying value to redemption value – IPO	21,563,930
Remeasurement of carrying value to redemption value	21,238

Class A ordinary shares subject to possible redemption, December 31, 2021	230,021,238
Plus:
Remeasurement of carrying value to redemption value	1,272,745

Class A ordinary shares subject to possible redemption, September 30, 2022	$231,293,983

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

SEPTEMBER 30, 2022

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the three and nine months ended September 30, 2022 and 2021.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the dilutive warrants is contingent upon the occurrence of future events. Additionally, the private placement warrants are excluded from the calculation due to being not-in-the-money, therefore, anti-dilutive as of September 30, 2022. The warrants are exercisable to purchase 17,500,000 Class A ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,009,168	$252,292	$2,353,576	$588,394
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.10	$0.10

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$12,258,029	$3,064,507	$330,217	$90,759
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	20,641,026	5,673,077

Basic and diluted net income per ordinary share	$0.53	$0.53	$0.02	$0.02

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement commencing on January 25, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. On January 20, 2022, the Sponsor agreed to return to the Company $110,000 of prior payments made by the Company for office space and administrative and support services. The return of these payments was recorded as a reduction of operating and formation costs in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2022. The Sponsor has informed the Company that it will continue to provide the Company with office space and administrative and support services, but that it will forego the $10,000 per month fee. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000, respectively, in fees for these services. For the three and nine months ended September 30, 2022, the Company did not incur any fees for these services.

Promissory Note — Related Party

On September 8, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing, non-convertible and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Initial Public Offering. As of January 28, 2021, $130,410 was outstanding under the Promissory Note. On March 4, 2021, $130,410 was paid to the sponsor to reduce the balance of the Promissory Note to $0 and is no longer available to be drawn on.

On March 10, 2022, the Company issued a second unsecured promissory note to the Sponsor (the “Second Promissory Note”), to which the Company may borrow up to an aggregate principal amount of $150,000. The Second Promissory Note is non-interest bearing, non-convertible and payment on the earlier of (i) January 28, 2023 or (ii) the date on which the Company consummates an initial Business Combination. As of September 30, 2022, $149,980 was outstanding under the Second Promissory Note.

On July 8, 2022, the Company issued a third unsecured promissory note to the Sponsor (the “Third Promissory Note”), to which the Company may borrow up to an aggregate principal amount of $155,000. The Third Promissory Note is non-interest bearing, non-convertible and payment on the earlier of (i) January 28, 2023 or (ii) the date on which the Company consummates an initial Business Combination. On July 8, 2022 and August 10, 2022, the Company made draws of $10,000 and $145,000, respectively. As of September 30, 2022, $155,000 was outstanding under the Third Promissory Note.

On October 4, 2022, the Company issued a fourth unsecured promissory note to the Sponsor (the “Fourth Promissory Note”), to which the Company may borrow up to an aggregate principal amount of $250,000. The Fourth Promissory Note is non-interest bearing, non-convertible and payment on the earlier of (i) September 30, 2023 or (ii) the date on which the Company consummates an initial Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except to the extent described in the preceding paragraph, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Legal Fees

As of September 30, 2022, the Company had a total of $2,265,213 deferred fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2022.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A ordinary shares issued and outstanding subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, marketable securities held in the Trust Account were comprised of $231,293,983 and $230,021,238, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company has not withdrawn any of interest earned on the Trust Account.

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$231,293,983	1	$230,021,238
Liabilities:
Warrant Liability – Public Warrants	1	$688,303	1	$7,585,400
Warrant Liability – Private Placement Warrants	3	$359,115	3	$10,920,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2022 and December 31, 2021 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. The Public Warrants began trading 45 days after issuance. As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the consolidated balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

BIOTECH ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The key inputs into the binomial lattice model for the Warrants were as follows:

	September 30, 2022	December 31, 2021
Input	Private Warrants	Private Warrants
Market price of public shares	$9.92	$9.84
Risk-free rate	4.11%	1.23%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Effective expiration date	4/28/24	10/29/26
Volatility	6.2%	25.5%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2021	$10,920,000
Change in fair value	(1,710,630)
Fair value as of March 31, 2022	9,209,370
Change in fair value	(8,681,312)
Fair value as of June 30, 2022	528,058
Change in fair value	(168,943)
Fair value as of September 30, 2022	$359,115

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants was $6,900,000 when the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, which occurred on March 18, 2021 when the Public Warrants began trading on the open market. There were no transfers among levels that occurred during the three and nine months ended September 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this evaluation, other than below, the Company did not identify any subsequent events that would have required adjustments or disclosure in the unaudited condensed consolidated financial statements.

On October 4, 2022, the Company issued a fourth unsecured promissory note to the Sponsor (the “Fourth Promissory Note”) for working capital and general corporate purposes, including, but not limited to, in connection with a potential Business Combination, to which the Company may borrow up to an aggregate principal amount of $250,000. The Fourth Promissory Note is non-interest bearing and payment on the earlier of (i) September 30, 2023 or (ii) the date on which the Company consummates an initial Business Combination (see Note 5).

On October 4, 2022, the Company issued an unsecured promissory note to Cryfield Investments Ltd. for working capital and general corporate purposes, including, but not limited to, in connection with a potential Business Combination, to pay a principal sum of up to $500,000 on the earlier of (i) September 30, 2023 or (ii) the date on which the Company consummates an initial Business Combination. The promissory note is non-interest bearing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Biotech Acquisition Company References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Biotech Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Certain capitalized terms used but not defined in the below discussion and elsewhere in this Quarterly Report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this Quarterly Report.

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

On October 4, 2022, the Company issued a fourth unsecured promissory note to the Sponsor (the “Fourth Promissory Note”) for working capital and general corporate purposes, including, but not limited to, in connection with a potential Business Combination, to which the Company may borrow up to an aggregate principal amount of $250,000. The Fourth Promissory Note is non-interest bearing and payment on the earlier of (i) September 30, 2023 or (ii) the date on which the Company consummates an initial Business Combination.

On October 4, 2022, the Company issued an unsecured promissory note to Cryfield Investments Ltd. for working capital and general corporate purposes, including, but not limited to, in connection with a potential Business Combination, to pay a principal sum of up to $500,000 on the earlier of (i) September 30, 2023 or (ii) the date on which the Company consummates an initial Business Combination. The promissory note is non-interest bearing.

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

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $1,261,460, which consists of the change in fair value of warrant liabilities of $492,751, interest earned from a bank of $25, and interest earned from marketable securities held in the Trust Account of $1,015,256, offset by operating and formation costs of $246,572.

For the nine months ended September 30, 2022, we had a net income of $15,322,536, which consists of the change in fair value of warrant liabilities of $17,457,982, interest earned from a bank of $29, and interest earned from marketable securities held in the Trust Account of $1,272,744, offset by operating and formation costs of $3,408,219.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $385,742. Net income of $15,322,536 was affected by noncash activity related to the change in fair value of the warrant liabilities of $17,457,982, and interest earned on marketable securities held in the Trust Account of $1,272,744. Changes in operating assets and liabilities provided $3,022,448 of cash from operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $1,154,224. Net income of $420,976 was affected by noncash activity related to the change in fair value of the warrant liabilities of $2,166,000, transaction costs associated with the IPO of $520,319, and interest earned on marketable securities held in the Trust Account of $15,440. Changes in operating assets and liabilities provided $85,921 of cash from operating activities.

At September 30, 2022, we had marketable securities held in the trust account of $231,293,983. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commission and income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash and cash equivalents of $13,145 held outside of the trust account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or our officers, or directors or any of their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. As of September 30, 2022, we borrowed $304,980 under the promissory note to fund ongoing working capital needs.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Legal Fees

As of September 30, 2022, we had a total of $2,265,213 in deferred fees to be paid to our legal advisors upon consummation of the Business Combination, which is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2022.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the dilutive warrants is contingent upon the occurrence of future events. Additionally, the private placement warrants are excluded from the calculation due to being not-in-the-money, therefore, anti-dilutive as of September 30, 2022. The warrants are exercisable to purchase 17,500,000 Class A ordinary shares in the aggregate. As of September 30, 2022 and 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weaknesses in our internal control over financial reporting related to:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 8, 2022, and the quarterly reports on Form 10-Q for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022 and June 30, 2022, respectively, and final prospectus for the Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

As of September 30, 2022, the Company has identified material weaknesses in its internal control over financial. If the Company is unable to develop and maintain an effective system of internal control over financial reporting, the Company may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company and materially and adversely affect the Company’s business and operating results.

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

Lastly, during the preparation of the Company’s financial statements as of and for the period ended June 30, 2022, the Company failed to ensure completeness and accuracy of accruals, including legal expenses.

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

As a result of the material weaknesses in the Company’s internal controls over financial reporting described above, the Company may face the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in the Company’s internal control over financial reporting and the preparation of the Company’s financial statements, any of which claims could result in adverse effects to the Company’s business. As of September 30, 2022, the Company has no knowledge of any such litigation or dispute.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently some uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its Business Combination within 24 months after the effective date of the IPO Registration Statement. We do not expect to complete our initial Business Combination within 24 months of following the effective date of the Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including potential price appreciation of our securities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
10.1	Promissory Note of the Company to Biotech Sponsor LLC, dated October 4, 2022 (1)
10.2	Promissory Note of the Company to Cryfield Investments, Ltd. dated October 4, 2022 (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 11, 2022.

(2)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 11, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTECH ACQUISITION COMPANY

Date: November 21, 2022	/s/ Michael Shleifer
	Name:	Michael Shleifer
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas Fratacci
Name:	Thomas Fratacci
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)